Form 10QSB
period 1996-03-31
SOLOMON PAGE GROUP LTD
filed 1996-05-14
CIK 926259

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

For Quarter Ended March 31, 1996 Commission File Number 0-24928
                  --------------                        -------
                          The Solomon-Page Group Ltd.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          51-0353012
- - ---------------------------------------------          --------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

1140 Avenue of the Americas, New York, NY                    10036
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 764-9200
                                                   --------------

                                       N/A
- - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 8, 1996, there were outstanding 5,933,429 shares of the Registrant's Common Stock, $.001 par value (which number of shares includes an aggregate of 794,136 shares subject to escrow under compensation arrangements with certain officers of the Registrant).

     Transitional Small Business Disclosure Format:

                                 Yes / / No /X/

THE SOLOMON-PAGE GROUP LTD.



FORM 10-QSB
QUARTERLY REPORT
For the Six Months Ended March 31, 1996

INDEX




Part I:  FINANCIAL INFORMATION

         Item 1: Financial Statements
                                                                    PAGE NUMBER

         Consolidated Balance Sheet as of March 31, 1996
         [Unaudited]..................................................1.......2

         Consolidated Statements of Operations for the three months and six months ended March 31, 1996 and 1995
         [Unaudited]..................................................3........

         Consolidated Statements of Cash Flows for the six months
         ended March 31, 1996 and 1995 [Unaudited]....................4.......5

         Notes to Consolidated Financial Statements [Unaudited].......6........


         Item 2: Management's Discussion and Analysis or
                 Plan of Operation....................................7......10


Part II: OTHER INFORMATION...........................................11........


SIGNATURES...........................................................12........

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1996 [UNAUDITED]


ASSETS:
Current Assets:
 Cash and Cash Equivalents                             $1,073,867
 Accounts Receivable - [Net of Allowance for
  Doubtful Accounts of $33,500]                         2,959,025
 Due from Related Parties                                 146,882
 Restricted Investment                                     95,324
 Investments                                            1,071,835
 Other Current Assets                                     224,153
                                                       ----------
Total Current Assets                                    5,571,086
                                                       ----------

Property and Equipment [Net of Accumulated
 Depreciation and Amortization of $305,285 ]              880,859
                                                       ----------

Other Assets:
 Restricted Investment                                     34,466
 Intangible Assets - [Net of Accumulated
        Amortization of $25,500]                          394,500
 Investments                                            1,034,674
 Security Deposits                                         83,325
                                                       ----------
Total Other Assets                                      1,546,965
                                                       ----------
Total Assets                                           $7,998,910
                                                       ==========

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1996 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
 Accounts Payable and Accrued Expenses                  $  435,466
 Accrued Salaries and Commissions                          680,419
 Current Portion of Obligations Under Capital Leases       119,262
 Other Current Liabilities                                  88,719
                                                        ----------
 Total Current Liabilities                               1,323,866
                                                        ----------

Long-Term Liabilities:
 Obligations Under Capital Leases                          158,734
 Deferred Credit                                           215,299
                                                        ----------
 Total Long-Term Liabilities                               374,033
                                                        ----------

Stockholders' Equity:
 Preferred Stock - Par Value $.001 Per Share; Authorized
  2,000,000 Shares.  None Issued or Outstanding             --


 Common Stock - Par Value $.001 Per Share;
  Authorized 20,000,000 Shares. Issued and
  Outstanding 5,139,285 Shares [Excluding 794,136
  Escrow Shares]                                             5,139

Additional Paid-in Capital                               8,488,247

Accumulated [Deficit]                                   (2,192,375)
                                                        -----------
Total Stockholders' Equity                               6,301,011
                                                        -----------

Total Liabilities and Stockholders' Equity              $7,998,910

                                                        ===========


See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                                         Three Months ended                        Six months ended
                                                         ------------------                        ----------------
                                                              March 31,                               March 31,
                                                              ---------                               ---------

                                                      1996                1995                 1996                1995
                                                      ----                ----                 ----                ----
Revenue                                              $3,472,717          $1,625,354           $6,472,382          $3,077,368
                                                     ----------          ----------           ----------          ----------

Selling Expenses                                      2,570,403           1,350,258            4,757,650           2,471,465

General and Administrative                              835,351             713,441            1,807,426           1,163,183

Depreciation and Amortization                            58,381              39,098              112,896              63,845
                                                      ---------           ---------            ---------           ---------

    Total Operating Expenses                          3,464,135           2,102,797            6,677,972           3,698,493
                                                      ---------           ---------            ---------           ---------

Income [Loss] from Operations                             8,582            (477,443)            (205,590)           (621,125)
                                                      ---------          ----------           ----------          ----------

Other Income [Expenses]

    Interest Income                                      36,454              77,968               75,624             120,062

    Interest Expense                                    (13,244)            (22,532)             (27,087)            (43,551)

    Realized Gain on Sale of Investments                 53,808                 --                88,167                 --

    Unrealized Gain [Loss] on
       Investments                                      (4,417)                 --                14,873                 --

    Amortization of Deferred Financing Costs                --                  --                   --             (60,000)
                                                      ----------          ----------           ----------           --------

    Total Other Income [Expenses]                        72,601              55,436              151,577              16,511
                                                      ----------          ----------           ----------           --------

Income [Loss] Before Income Taxes                        81,183            (422,007)             (54,013)           (604,614)

Income Tax [Benefit] Expense                                --              (20,391)                  --             (30,636)
                                                      ----------          ---------            ----------          ---------

    Net Income [Loss]                                   $81,183           ($401,616)            ($54,013)          ($573,978)
                                                        =======           ==========            =========          ==========

Income [Loss] Per Common Share                            $0.02              ($0.09)              ($0.01)             ($0.12)
                                                      =========           =========             =========          ==========

Weighted Average Number of Common                     5,139,285           4,657,830            5,139,285           4,657,830
    Shares Outstanding                                =========           =========            =========           =========


See Notes to Consolidated Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                  Six months ended
                                                                                  ----------------
                                                                                      March 31,
                                                                                      ---------

                                                                         1996                          1995
                                                                         ----                          ----
Operating Activities:
    Net [Loss]                                                           ($54,013)                     ($573,978)
                                                                        ---------                     ----------
    Adjustments to Reconcile Net [Loss] to Net Cash
       [Used for] Operating Activities:
      Depreciation and Amortization                                       112,896                         63,845
      Provision for losses on Accounts Receivable                           2,500                            --
      Deferred Taxes                                                          --                         (30,448)
      Amortization of Deferred Financing Costs                                --                          60,000
      Deferred Credit                                                       1,446                          1,446

    Change in Assets and Liabilities:
    [Increase] Decrease in:
       Accounts Receivable                                             (1,511,121)                      (337,558)
       Other Current Assets                                              (103,224)                       (14,438)
       Security Deposits                                                   (5,578)                       (71,494)

    Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                              406,125                       (338,320)
       Income Tax Payable                                                     --                          (2,589)
       Other Current Liabilities                                           58,355                             --
                                                                      ------------                  -------------
    Total Adjustments                                                 ($1,038,601)                     ($669,556)
                                                                      ------------                  -------------

Net Cash - Operating Activities - Forward                             ($1,092,614)                   ($1,243,534)
                                                                      ------------                   ------------

Investing Activities:
    Capital Expenditures                                                 (113,753)                       (90,212)
    Purchase of Investments                                            (2,106,509)                    (5,878,926)
    Advances to Related Parties                                            (3,487)                       (61,096)
    Transfer to Restricted Investment                                      (5,281)                        (5,085)
                                                                      ------------                   ------------
Net Cash - Investing Activities - Forward                             ($2,229,030)                   ($6,035,319)
                                                                      ------------                   ------------


See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]

                                                                                  Six months ended
                                                                                  ----------------
                                                                                      March 31,
                                                                                      ---------

                                                                            1996                          1995
                                                                            ----                          ----

Net Cash - Operating Activities - Forward                                ($1,092,614)                   ($1,243,534)
                                                                         ------------                   ------------

Net Cash - Investing Activities - Forward                                ($2,229,030)                   ($6,035,319)
                                                                         ------------                   ------------

Financing Activities:
    Principal Payments Under Capital Lease
       Obligations                                                           (54,650)                       (50,336)
    Net Proceeds from Public Offering                                             --                      7,925,814
    Repayment of Bridge Loans                                                     --                       (400,000)
    Cash Paid to Related Parties                                                  --                        (54,201)
    Payments from Related Parties                                              5,000                            --
                                                                         -----------                   -------------

    Net Cash - Financing Activities                                         ($49,650)                    $7,421,277
                                                                            ---------                   -----------

    Net [Decrease] Increase in Cash                                       (3,371,294)                       142,424

    Cash and Cash Equivalents - Beginning of
       Periods                                                             4,445,161                         35,789
                                                                          ----------                    -----------
    Cash and Cash Equivalents - End of Periods                            $1,073,867                       $178,213
                                                                          ==========                    ===========

    Supplemental Disclosures for Cash Flow
       Information:
       Cash paid during the periods for
         Interest                                                            $27,087                        $43,551
         Income Taxes                                                            --                             --



See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[1] BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996 and the results of its operations for the six month period then ended and cash flow for six month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of The Solomon-Page Group Ltd. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended September 30, 1995 included in The Solomon-Page Group Ltd. Form 10-KSB.

[2] INCOME [LOSS] PER SHARE

Income [Loss] per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common Stock equivalents are included if dilutive. The 794,136 escrow shares are excluded from the calculation as they are antidilutive. [See Management's Discussion and Analysis]

[3] RECLASSIFICATION

Certain prior period figures have been reclassified to conform with the current period presentation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     The Company is primarily engaged in the business of providing personnel placement services in three sectors: executive search, contingency recruitment and professional temporary staffing. Executive search services are furnished in three industry-specific categories in the publishing, capital markets and managed health care markets. The contingency recruitment sector of the Company's business consists of four functional and one industry-specific practices. The functional practices provide contingency recruitment services to all companies seeking personnel in the legal, human resources, information systems and accounting areas. The industry-specific practice provides contingency recruitment services to the apparel industry. Professional temporary staffing services are provided to the information systems and technology marketplace by Information Technology Partners, Inc. (ITP), a wholly-owned subsidiary of the Company.

     The following is a summary of the Company's consolidated financial and operating data.


                                  Three Months Ended       Six Months Ended
                                  ------------------       ----------------
                                        March 31,              March 31,
                                        ---------              ---------
STATEMENT OF OPERATIONS DATA:       1996       1995        1996         1995
                                    ----       ----        ----         ----
Revenue                          $3,472,717 $1,625,354  $6,472,382  $3,077,368
Income [Loss] from Operations         8,582   (477,443)   (205,590)   (621,125)
Net Income [Loss]                    81,183   (401,616)    (54,013)   (573,978)
Income [Loss] Per Common Share        $0.02     ($0.09)     ($0.01)     ($0.12)

BALANCE SHEET DATA:                          March 31, 1996
                                             --------------
Working Capital                                $4,247,220
Total Assets                                    7,998,910
Long-term Debt, Net of Current Maturities         158,734
Stockholders' Equity                            6,301,011

RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

     Revenue increased to approximately $3,473,000 for the three month period ended March 31, 1996 from approximately $1,625,000 for the three month period ended March 31, 1995, an increase of approximately $1,848,000 or 114%. Revenues from the Company's executive search and contingency recruitment business were approximately $2,398,000 for the three month period ended March 31, 1996 compared to approximately $1,299,000 for the same period in 1995 and revenues from the professional temporary staffing business were approximately $1,074,000 for the three month period ended March 31, 1996 compared to approximately
$326,000 for the same period in 1995. Revenue increased to approximately $6,472,000 for the six month period ended March 31, 1996 from approximately
$3,077,000 for the six month period ended March 31, 1995, an increase of approximately $3,395,000 or 110%. Revenues from the Company's executive search and contingency recruitment business were approximately $4,585,000 for the six month period ended March 31, 1996 compared to approximately $2,678,000 for the same period in 1995 and revenues from the professional temporary staffing business were approximately $1,887,000 for the six month period ended March 31, 1996 compared to approximately $399,000 for the same period in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [Continued]

     The increase in revenues for the three and six month periods ended March 31, 1996 compared to the three and six month periods ended March 31, 1995 for the Company's executive search and contingency recruitment sector can be attributed to the expansion of its client base, increased revenues from existing clients and hiring of additional experienced counselors. In addition, during 1995 the Company expanded into providing executive search to clients in the publishing industry and augmented its presence in the managed health care area through the expansion of executive search services to managed health care clients on the West Coast. These expanded operations also contributed to the increase in revenues for the three and six month period ended March 31, 1996. The Company's professional temporary staffing business commenced operations in November, 1994, therefore revenues increased for the three and six months ended March 31, 1996 compared to the same periods in 1995. In addition, the Company hired experienced sales and recruiting personnel and has developed various customer relationships within ITP.

     Selling expenses for the three month period ended March 31, 1996 totaled approximately $2,570,000 (74% of revenues) compared with approximately $1,350,000 (83% of revenues) for the three month period ended March 31, 1995. Selling expenses for the six month period ended March 31, 1996 totaled approximately $4,758,000 (73.5% of revenues) compared with approximately $2,471,000 (80% of revenues) for the six month period ended March 31, 1995. The improvements as a percentage of revenues relates to the economies of scale associated with increased revenues. The increase in selling expenses is directly related to the Company's subsidiary ITP which contributed approximately $1,023,000 and $1,800,000 of the increased costs for the three and six month periods ended March 31, 1996, respectively. The Company anticipates that the revenue growth in ITP will further offset the increase in selling expenses. Such costs consist primarily of payroll relating to temporary staffing requirements, salaries and commissions of sales and recruiting personnel, employee benefits, advertising, public relations and various other costs.

     General and Administrative expenses increased to approximately $835,000 (24% of revenues) and $1,807,000 (28% of revenues)for the three and six month periods ended March 31, 1996 from approximately $713,000 (44% of revenues ) and $1,163,000 (38% of revenues) for the three and six month period ended March 31, 1995. The increase in general and administrative expenses is primarily a result of the Company's planned business expansion through the retention of additional administrative personnel, leasing additional office space and, professional fees.

     Depreciation and Amortization for the three and six month periods ended March 31, 1996 totaled approximately $58,000 and $113,000 compared to approximately $39,000 and $64,000 for same periods in 1995. The increase is due to amortization of intangible assets related to the acquisition of trade names along with the acquisition of capital assets, such as computer equipment, furniture and fixtures and leasehold improvements.

     Due to the factors mentioned above net income was approximately $81,000 for the three month period ended March 31, 1996 compared to a net loss of approximately $402,000 for the three month period ended March 31, 1995. The net loss was approximately $54,000 for the six month period ended March 31, 1996 compared to a net loss of approximately $574,000 for the six month period ended March 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION [Continued]

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had working capital of approximately $4,247,000 a decrease of approximately $1,155,000 compared to September 30, 1995. The decrease is primarily due to investing cash and cash equivalents in long-term investments.

     Cash flows used in operating activities were approximately $1,093,000 for the six months ended March 31, 1996. The primary use of cash for operating activities was to fund the increase in accounts receivable related to higher revenues. Accounts receivable increased approximately $1,511,000 compared to September 30, 1995. Cash used in investing activities for the six months ended March 31, 1996 totaled approximately $2,229,000, most of which was used for the purchase of investments.

     The Company anticipates that it may incur a charge to earnings in one or more of the fiscal years ending on or prior to September 30, 1999 in connection with the possible release from escrow of shares of Common Stock to the Company's principal executive officers pursuant to the terms of their employment agreements with the Company. Three officers of the Company have placed an aggregate of 794,136 shares of Common Stock of the Company in escrow pending the Company's attainment of certain minimum earnings thresholds. In the event the Company attains any of theearnings thresholds required for the release of the escrowed shares, the release of the escrowed shares to the officers of the Company (an aggregate of 794,136 shares) will be deemed additional compensation expense to the Company. The criteria for releasing such shares from escrow is as follows: (i) if pre-tax net income for any fiscal year ending on or prior to September 30, 1999 equals or exceeds $1,000,000, 264,712 shares of Common Stock shall be released to such officers; (ii) if pre-tax net income for any fiscal year ending on or prior to September 30, 1999 equals or exceeds $2,000,000, 264,712 shares of Common Stock shall be released to such officers (iii) if pre-tax net income for any fiscal year ending on or prior to September 30, 1999 equals or exceeds $3,000,000, 264,712 shares of Common Stock shall be released to such officers. For purposes of determining satisfaction of the above criteria, each of such criteria may only be satisfied in one of the measuring years and only one of such criteria may be satisfied in any year. Pre-tax net income for each year shall be determined, and the right to receive shares shall vest, on the December 31 following each fiscal year. In computing pre-tax net income for purposes of determining whether the above criteria have been satisfied, any charges to earnings arising solely as a result of the release of escrowed shares shall be excluded. Because of the compensatory nature of the arrangement, each release of escrowed shares pursuant to such arrangement will result in a non-cash charge to the Company's earnings. The amount of such compensation charge will be equal to the fair market value of the shares released from escrow at the date of release. While the amount of such future charges to earnings, if any, and the timing of such charges cannot be estimated at this time due to the uncertainty as to the future satisfaction of the earnings criteria and the future value of the Common Stock, any such future charge to earnings can be expected to be substantial.

     As of March 31, 1996 the Company had approximately $2,241,000 in cash and cash equivalents and short-term investments as well as approximately $1,069,000 in long-term investments. The Company's $500,000 revolving credit facility expired in December, 1995. The Company is in the process of investigating other credit facilities. Management believes that its current cash position and investment balances will be sufficient to support current working capital requirements and planned expansion through at least the next 12 months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION [Continued]

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards [SFAS] No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March of 1995 [SFAS] No. 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. [SFAS] No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

     The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statement for fiscal year beginning after December 15, 1995.

     On December 30, 1994, the American Institute of Certified Public Accountants issued Statement of Position [SOP] 94-6, Disclosure of Certain Significant Risks and Uncertainties, the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, [SOP] 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.


                                       10
Part II:  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Corporation was held on March 20, 1996. Votes were cast with respect to the election of two directors to Class III of the Board of Directors to serve until the 1999 Annual Meeting of Stockholders as follows:

                                                     Number of Shares of Common
                   Number of Shares of Common Stock  Stock as to Which Authority
Nominees           Voted in Favor                    to Vote was Withheld

Scott Page         5,506,434                         102,209
Edward Ehrenberg   5,491,052                         102,209

                  The Stockholders also ratified the appointment of Mortenson & Associates, P.C. as the independent public accountants for the Corporation for the fiscal year ending September 30, 1996 by a vote of 5,522,566 shares in favor, 80,583 shares against, the holders of 5,494 shares abstaining from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS:  NONE

         27    -    Financial Data Schedule


    (B)  REPORTS ON FORM 8-K:  NONE

                           THE SOLOMON-PAGE GROUP LTD.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      The Solomon-Page Group Ltd.
                                      ---------------------------
                                                  (Registrant)




               Date:  May 10, 1996    /s/ Lloyd B. Solomon
                                      -----------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




               Date:  May 10, 1996    /s/ Eric M. Davis
                                      ----------------------------------------
                                      Eric M. Davis, Vice President - Finance