Form 10QSB
period 1996-06-30
SOLOMON PAGE GROUP LTD
filed 1996-08-14
CIK 926259

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------

                         COMMISSION FILE NUMBER 0-24928

                          THE SOLOMON-PAGE GROUP LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                        51-0353012
     ----------------------------------------    ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 No.)

1140 AVENUE OF THE AMERICAS, NEW YORK, NY                  10036
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 764-9200
                                                   -----------------------------

                                                             N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 12, 1996, there were outstanding 5,933,429 shares of the Registrant's Common Stock, $.001 par value (which number of shares includes an aggregate of 794,136 shares subject to escrow under compensation arrangements with certain officers of the Registrant).

         Transitional Small Business Disclosure Format:

                                Yes / /  No /X/

THE SOLOMON-PAGE GROUP LTD.
- --------------------------------------------------------------------------------


FORM 10-QSB
QUARTERLY REPORT
FOR THE NINE MONTHS ENDED JUNE 30, 1996

INDEX




                         PART I: FINANCIAL INFORMATION

ITEM 1:  Financial Statements                                        Page Number
                                                                     -----------

Consolidated Balance Sheet as of June 30, 1996 (Unaudited).................1...2
Consolidated Statements of Operations for the three months and nine months ended June 30, 1996 and 1995 (Unaudited).................................3...
Consolidated Statements of Cash Flows for the nine months
  ended June 30, 1996 and 1995 (Unaudited).................................4...5
Notes to Consolidated Financial Statements (Unaudited) ....................6....

ITEM 2:  Management's Discussion and Analysis or
         Plan of Operation.................................................7..10

                           Part II: OTHER INFORMATION

ITEM 1:  Legal Proceedings....................................................11

ITEM 6:  Exhibits and Reports on Form 8-K.....................................11

SIGNATURES....................................................................12

PART I.  FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS



THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1996 (UNAUDITED)




ASSETS:
Current Assets:
  Cash and Cash Equivalents                                       $547,891
  Accounts Receivable - (Net of Allowance for
   Doubtful Accounts of $70,000)                                 4,098,373
  Due from Related Parties                                         171,882
  Investments                                                    1,556,046
  Other Current Assets                                             231,400
                                                            ---------------

 TOTAL CURRENT ASSETS                                            6,605,592
                                                            ---------------

 PROPERTY AND EQUIPMENT  (NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION OF $356,447)                      873,551
                                                            ---------------

OTHER ASSETS:
  Restricted Investment                                             34,466
  Intangible Assets - (Net of Accumulated
         Amortization of $34,000)                                  386,000
  Investments                                                    1,019,066
  Security Deposits                                                 86,384
                                                            ---------------

 TOTAL OTHER ASSETS                                              1,525,916
                                                            ---------------

 TOTAL ASSETS                                                   $9,005,059
                                                            ===============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1996 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                           $684,817
  Accrued Salaries and Commissions                               1,034,680
  Current Portion of Obligations Under Capital Leases              119,740
  Other Current Liabilities                                        146,067
                                                            ---------------

  TOTAL CURRENT LIABILITIES                                      1,985,304
                                                            ---------------

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                 129,368
  Deferred Credit                                                  216,022
                                                            ---------------

  TOTAL LONG-TERM LIABILITIES                                      345,390
                                                            ---------------

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
    2,000,000 Shares; None Issued or Outstanding                       --

  Common Stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares; Issued and
    Outstanding 5,139,285 Shares (Excluding 794,136
    Escrow Shares)                                                   5,139

  Additional Paid-in Capital                                     8,488,247

  Accumulated (Deficit)                                         (1,819,021)
                                                            ---------------

  TOTAL STOCKHOLDERS' EQUITY                                     6,674,365
                                                            ---------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $9,005,059
                                                            ===============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                           ---------------------              ----------------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----

REVENUE                                                   $5,070,172       $2,106,839        $11,542,554        $5,184,207
                                                      ---------------  ---------------   ----------------  ----------------

SELLING EXPENSES                                           3,753,760        1,868,918          8,511,410         4,340,383

GENERAL AND ADMINISTRATIVE                                   932,672          858,808          2,740,098         2,021,991

DEPRECIATION AND AMORTIZATION                                 59,662           31,666            172,558            95,511
                                                      ---------------  ---------------   ----------------  ----------------

  TOTAL OPERATING EXPENSES                                 4,746,094        2,759,392         11,424,066         6,457,885
                                                      ---------------  ---------------   ----------------  ----------------

 INCOME (LOSS) FROM OPERATIONS                               324,078         (652,553)           118,488        (1,273,678)
                                                      ---------------  ---------------   ----------------  ----------------

OTHER INCOME (EXPENSES):
  Interest Income                                             29,895           81,374            105,520           201,436
  Interest Expense                                           (11,590)         (12,182)           (38,677)          (55,733)
  Realized Gain on Sale of Investments                        26,794              --             114,961               --
  Unrealized Gain on Investments                               4,177              --              19,049               --
  Amortization of Deferred Financing Costs                       --               --                 --            (60,000)
                                                      ---------------  ---------------   ----------------  ----------------

  TOTAL OTHER INCOME (EXPENSES)                               49,276           69,192            200,853            85,703
                                                      ---------------  ---------------   ----------------  ----------------

INCOME (LOSS) BEFORE
      INCOME TAXES                                           373,354         (583,361)           319,341        (1,187,975)

INCOME TAX (BENEFIT) EXPENSE                                     --            (1,129)               --            (31,765)
                                                      ---------------  ---------------   ----------------  ----------------

  NET INCOME (LOSS)                                         $373,354        ($582,232)          $319,341       ($1,156,210)
                                                      ===============  ===============   ================  ================

INCOME (LOSS) PER COMMON
     SHARE                                                     $0.07           ($0.12)             $0.06            ($0.24)
                                                      ===============  ===============   ================  ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                5,228,525        4,834,615          5,228,525         4,834,615
                                                      ===============  ===============   ================  ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                             ------------------------
                                                                             1996                1995
                                                                             ----                ----
OPERATING ACTIVITIES:
  Net Income (Loss)                                                         $319,341         ($1,156,210)
                                                                    -----------------    ----------------
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash (Used for) Operating Activities:
    Depreciation and Amortization                                            172,558              95,511
    Provision for losses on Accounts Receivable                               39,000                 --
    Deferred Taxes                                                               --              (30,448)
    Amortization of Deferred Financing Costs                                     --               60,000
    Deferred Credit                                                            2,169               2,169

  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                                   (2,686,969)           (380,284)
    Other Current Assets                                                    (110,471)            (45,492)
    Security Deposits                                                         (8,637)            (79,926)

  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                                  1,009,737             127,410
    Income Tax Payable                                                          --                (2,589)
    Other Current Liabilities                                                115,703                 --
                                                                    -----------------    ----------------

  Total Adjustments                                                      ($1,466,910)          ($253,649)
                                                                    -----------------    ----------------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                                          ($1,147,569)        ($1,409,859)
                                                                    -----------------    ----------------

INVESTING ACTIVITIES:
  Capital Expenditures                                                      (157,607)           (341,235)
  Acquisition of Trade Name                                                      --              (35,000)
  Purchase of Investments                                                 (2,575,112)         (5,392,576)
  Advances to Related Parties                                                (28,487)            (89,000)
  Transfer from Restricted Investment                                         90,043             127,191
                                                                    -----------------    ----------------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                                          ($2,671,163)        ($5,730,620)
                                                                    -----------------    ----------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                    JUNE 30,

                                                                          1996                1995
                                                                          ----                ----
NET CASH - OPERATING ACTIVITIES -
           FORWARD                                                       ($1,147,569)        ($1,409,859)
                                                                    -----------------    ----------------

NET CASH - INVESTING ACTIVITIES -
           FORWARD                                                       ($2,671,163)        ($5,730,620)
                                                                    -----------------    ----------------


FINANCING ACTIVITIES:
  Principal Payments Under Capital
    Lease Obligations                                                        (83,538)            (80,050)
  Net Proceeds from Public Offering                                              --            7,925,814
  Repayment of Bridge Loans                                                      --             (400,000)
  Cash Paid to Related Parties                                                   --              (54,201)
  Payments from Related Parties                                                5,000                 --
                                                                    -----------------    ----------------

  NET CASH - FINANCING ACTIVITIES                                           ($78,538)         $7,391,563
                                                                    -----------------    ----------------

  NET (DECREASE) INCREASE IN CASH                                         (3,897,270)            251,084

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                           4,445,161              35,789
                                                                    -----------------    ----------------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                                $547,891            $286,873
                                                                    =================    ================

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                                           $38,677             $55,733
          Income Taxes                                                           --                  --


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
- --------------------------------------------------------------------------------
(1) BASIS OF REPORTING

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of its operations for the three and nine month periods ended June 30, 1996 and 1995 and cash flows for nine month period ended June 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

(2) INCOME (LOSS) PER SHARE

Income (Loss) per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common Stock equivalents are included if dilutive. The 794,136 escrow shares are excluded from the calculation as they are not antidilutive. (See Management's Discussion and Analysis)

(3) RECLASSIFICATION

Certain prior period figures have been reclassified to conform with the current period presentation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- --------------------------------------------------------------------------------

OVERVIEW

         The Company is primarily engaged in the business of providing personnel placement services in three sectors: executive search, contingency recruitment and professional interim staffing. Executive search services are furnished in three industry-specific categories in the publishing, capital markets and managed health care markets. The contingency recruitment sector of the Company's business consists of four functional and one industry-specific practices. The functional practices provide contingency recruitment services to all companies seeking personnel in the legal, human resources, information systems and accounting areas. The industry-specific practice provides contingency recruitment services to the fashion services industry. Professional interim staffing services are provided to the information systems and technology marketplace by Information Technology Partners, Inc. (ITP), a wholly-owned subsidiary of the Company.

         The following is a summary of the Company's consolidated financial and operating data.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                        --------------------            -------------------
Statement Of Operations Data:                             1996            1995            1996           1995
- -----------------------------                             ----            ----            ----           ----
Revenue                                                $5,070,172      $2,106,839     $11,542,554     $5,184,207
Income (Loss) from Operations                             324,078       (652,553)         118,488    (1,273,678)
Net Income (Loss)                                         373,354       (582,232)         319,341    (1,156,210)
Income (Loss) Per Common Share                              $0.07         ($0.12)           $0.06        ($0.24)

Balance Sheet Data:                                        June 30, 1996
- -------------------                                        -------------
Working Capital                                              $4,620,288
Total Assets                                                  9,005,059
Long-term Debt, Net of Current Maturities                       129,368
Stockholders' Equity                                          6,674,365

RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.


         Revenue increased to approximately $5,070,000 for the three month period ended June 30, 1996 from approximately $2,107,000 for the three month period ended June 30, 1995, an increase of approximately $2,963,000 or 141%. Revenues from the Company's executive search and contingency recruitment business were approximately $2,960,000 for the three month period ended June 30, 1996 compared to approximately $1,677,000 for the same period in 1995 and revenues from the professional interim staffing business were approximately $2,110,000 for the three month period ended June 30, 1996 compared to approximately $430,000 for the same period in 1995. Revenue increased to approximately $11,543,000 for the nine month period ended June 30, 1996 from approximately $5,184,000 for the nine month period ended June 30, 1995, an increase of approximately $6,359,000 or 123%. Revenues from the Company's executive search and contingency recruitment business were approximately $7,545,000 for the nine month period ended June 30, 1996 compared to approximately $4,355,000 for the same period in 1995 and revenues from the professional temporary staffing business were approximately $3,998,000 for the nine month period ended June 30, 1996 compared to approximately $829,000 for the same period in 1995.

- --------------------------------------------------------------------------------

         The increase in revenues for the three and nine month periods ended June 30, 1996 compared to the three and nine month periods ended June 30, 1995 for the Company's executive search and contingency recruitment sector can be attributed to the expansion of its client base, strong demand for personnel from existing clients and hiring of additional experienced counselors. In addition, during 1995 the Company expanded into providing executive search services to clients in the publishing industry and augmented its presence in the managed health care area through the expansion of executive search services to managed health care clients on the West Coast. These expanded operations also contributed to the increase in revenues for the three and nine month periods ended June 30, 1996. The Company's professional interim staffing business, which commenced operations in November, 1994, experienced significant increases in revenues for three and nine month periods ended June 30, 1996 compared to the same periods in 1995. The increases were attributable to the retention of experienced sales and recruiting personnel, establishment of various customer relationships as well as the expansion into new geographical markets.

         Selling expenses for the three month period ended June 30, 1996 totaled approximately $3,754,000 (74% of revenues) compared with approximately $1,869,000 (89% of revenues) for the three month period ended June 30, 1995. Selling expenses for the nine month period ended June 30, 1996 totaled approximately $8,511,000 (74% of revenues) compared with approximately $4,340,000 (84% of revenues) for the nine month period ended June 30, 1995. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues. The increase in selling expenses is directly related to the Company's subsidiary ITP which contributed approximately $1,613,000 and $3,413,000 of the increased costs for the three and nine month periods ended June 30, 1996, respectively. Such costs consist primarily of payroll relating to temporary staffing requirements, salaries and commissions of sales and recruiting personnel, employee benefits, advertising.

         General and Administrative expenses increased to approximately $933,000 (18% of revenues) and $2,740,000 (24% of revenues) for the three and nine month periods ended June 30, 1996 from approximately $859,000 (41% of revenues ) and $2,022,000 (39% of revenues) for the three and nine month period ended June 30, 1995. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues. The increase in general and administrative expenses is primarily a result of the Company's planned business expansion through the retention of additional administrative personnel, leasing additional office space and professional fees.

         Depreciation and Amortization for the three and nine month periods ended June 30, 1996 totaled approximately $60,000 and $173,000 compared to approximately $32,000 and $96,000 for same periods in 1995. The increase is due to amortization of intangible assets related to the acquisition of trade names along with the acquisition of capital assets, such as computer equipment, furniture and fixtures and leasehold improvements.

         Due to the factors mentioned above net income was approximately $373,000 for the three month period ended June 30, 1996 compared to a net loss of approximately $582,000 for the three month period ended June 30, 1995. Net income was approximately $319,000 for the nine month period ended June 30, 1996 compared to a net loss of approximately $1,156,000 for the nine month period ended June 30, 1995.

- --------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996 the Company's sources of liquidity included approximately $2,104,000 in cash and cash equivalents and short-term investments as well as approximately $1,019,000 in long-term investments. In addition, the Company had working capital of approximately $4,620,000 at June 30, 1996.
Capital expenditures for the remainder of fiscal 1996 are expected to be approximately $50,000. The Company is currently in negotiations with a lender to establish credit facilities.

         Cash flows used in operating activities were approximately $1,148,000 for the nine months ended June 30, 1996. The primary use of cash for operating activities was to fund the increase in accounts receivable related to higher revenues. Accounts receivable increased approximately $2,687,000 compared to September 30, 1995. Cash used in investing activities for the nine months ended June 30, 1996 totaled approximately $2,671,000, most of which was used for the purchase of investments.

         The Company anticipates that it may incur a charge to earnings in one or more of the fiscal years ending on or prior to September 30, 1999 in connection with the possible release from escrow shares of Common Stock to the Company's principal executive officers pursuant to the terms of their employment agreements with the Company. Three officers of the Company have placed an aggregate of 794,136 shares of Common Stock of the Company in escrow pending the Company's attainment of certain minimum earnings thresholds. In the event the Company attains any of the earnings thresholds required for the release of the escrowed shares, the release of the escrowed shares to the officers of the Company (an aggregate of 794,136 shares) will be deemed additional compensation expense to the Company. The criteria for releasing such shares from escrow is as follows: (i) if pre-tax net income for any fiscal year ending on or prior to September 30, 1999 equals or exceeds $1,000,000, 264,712 shares of Common Stock shall be released to such officers; (ii) if pre-tax net income for any fiscal year ending on or prior to September 30, 1999 equals or exceeds $2,000,000, 264,712 shares of Common Stock shall be released to such officers (iii) if pre-tax net income for any fiscal year ending on or prior to September 30, 1999 equals or exceeds $3,000,000, 264,712 shares of Common Stock shall be released to such officers. For purposes of determining satisfaction of the above criteria, each of such criteria may only be satisfied in one of the measuring years and only one of such criteria may be satisfied in any year. Pre-tax net income for each year shall be determined, and the right to receive shares shall vest, on the December 31 following each fiscal year. In computing pre-tax net income for purposes of determining whether the above criteria have been satisfied, any charges to earnings arising solely as a result of the release of escrowed shares shall be excluded. Because of the compensatory nature of the arrangement, each release of escrowed shares pursuant to such arrangement will result in a non-cash charge to the Company's earnings. The amount of such compensation charge will be equal to the fair market value of the shares released from escrow at the date of release. While the amount of such future charges to earnings, if any, and the timing of such charges cannot be estimated at this time due to the uncertainty as to the future satisfaction of the earnings criteria and the future value of the Common Stock, any such future charge to earnings can be expected to be substantial.

The Company believes that its current cash position and investment balances will be sufficient to support current working capital requirements for the next twelve months.

- --------------------------------------------------------------------------------

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March of 1995
(SFAS) No. 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. (SFAS) No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

         The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statement for fiscal year beginning after December 15, 1995.

         On December 30, 1994, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 94-6, Disclosure of Certain Significant Risks and Uncertainties, the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, (SOP) 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.

Part II:  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         Reference is made to Item 1. Legal Proceedings of the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1995 and June 30, 1995 and Item 3. Legal Proceedings of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995, and to the description therein of a purported class action commenced on or about May 1, 1995 in the United States District Court, Southern District of New York against the Company, four of its current directors and others. On July 10, 1996, the judge in the action issued a Decision and Order dismissing the complaint against the Company in its entirety with prejudice.

         On July 3, 1996, Information Technology Partners, Inc., a wholly-owned subsidiary of the Company ("ITP"), commenced an action in the Supreme Court of the State of New York, County of New York against Eastbourne Loss Prevention, Inc. ("Eastbourne") seeking damages for breach of contract for Eastbourne's failure to pay for services provided by ITP. Subsequently, on July 9, 1996, Eastbourne commenced an action in the same court against the Company, ITP, Lloyd Solomon, the Vice Chairman of the Board and a director of the Company, Eric Davis, the Chief Financial Officer and a director of the Company, and Martin Cook, the President of ITP, (a) alleging in connection with products and services provided to Eastbourne by ITP (i) breach of contract, (ii) breach of contract under the Uniform Commercial Code (the "UCC"), (iii) breach of warranty of merchantability under the UCC, (iv) breach of implied warranty under the UCC,
(v) fraud and (vi) breach of implied covenant of good faith and fair dealing and
(b) seeking a declaratory judgment that Eastbourne is not required to pay any money to the Company for such products and services and to enjoin the Company from making any statements to the effect that Eastbourne has any obligations to the Company. Eastbourne is seeking damages in excess of $3,050,000.

         On or about April 25, 1996, Leveraged Technology, Inc. ("LTI") commenced an action in the Supreme Court of the State of New York, County of New York, against William Tompkins and ITP, (a) seeking to enjoin Tompkins, a former employee of LTI and a current employee of ITP, from working for ITP and providing technology or services to ITP or divulging to ITP LTI's trade secrets, confidential information, agreements, business methods or operational procedures and from providing such services or information to clients of LTI or others to whom he was introduced as an employee of LTI, (b) alleging (i) breach of contract, (ii) tortious interference with prospective contractual relationships,
(iii) misappropriation of trade secrets and confidential information, (iv) unjust enrichment and constructive trust, (v) unfair competition and (vi) slander. LTI is seeking damages in excess of $4,500,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS:
                 27:  Financial Data Schedule

          (B)  REPORTS ON FORM 8-K:  NONE

                           THE SOLOMON-PAGE GROUP LTD.
                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      The Solomon-Page Group Ltd.
                                      ----------------------------------
                                              (Registrant)




           Date:  August 12, 1996     /s/ Lloyd B. Solomon
                                     -----------------------------------
                                     Lloyd B. Solomon, Chief Executive Officer




           Date:  August 12, 1996     /s/ Eric M. Davis
                                     ------------------------------------
                                     Eric M. Davis, Chief Financial Officer
                                     Vice President - Finance