Form 10KSB
period 1996-09-30
SOLOMON PAGE GROUP LTD
filed 1996-12-27
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                              51-0353012
 --------------------------------------      ------------------------------
     (State or other jurisdiction of         (IRS Employer Identification
      incorporation or organization                     Number)

              1140 Avenue of the Americas, New York, New York 10036
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (212) 764-9200

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, without par value $.001
                         Common Stock Purchase Warrants


                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.                Yes  X  No
                                                                    ----- -----

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

                  State the issuer's  revenues for its most recent  fiscal year:
The issuer's revenues for the fiscal year ended September 30, 1996 were $17,165,836.

                  The  aggregate  market  value  of the  voting  stock  held  by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on December 20, 1996 was approximately: $6,459,100. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 20, 1996, there were outstanding 5,139,285 shares of the Registrant's Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

                  Transitional Small Business Disclosure Format (check one):

                  Yes / /   No /X/

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         The Company is primarily engaged in the business of providing personnel placement services in three sectors: executive search, contingency recruitment and professional temporary staffing. Executive search services are furnished in three industry-specific categories to clients in the publishing, capital markets and managed health care industries. The contingency recruitment sector of the Company's business consists of four functional practices and one industry-specific practice. The functional practices provide contingency recruitment services to all industries seeking personnel in the legal, human resources, information systems and technology and accounting areas. The industry-specific practice provides contingency recruitment services to the fashion services industry. Professional temporary staffing services are provided to the information systems and technology marketplace by Information Technology Partners, Inc. ("ITP"), a Delaware corporation and wholly-owned subsidiary of the Company organized during 1994.

         The Company's revenues are derived primarily from fees paid by its clients in connection with placements conducted by the Company on behalf of its clients. In the executive search and contingency recruitment sectors of the Company's business, fees usually range between 20% and 33% of the guaranteed first year's compensation payable to a placed employee. In the executive search sector, the Company usually obtains a non-refundable retainer of approximately one-third of the estimated fee at the inception of an engagement with the balance of the fee payable on terms negotiated with the client. A substantial portion of the deferred payment is usually contingent on the successful completion of the placement and, in certain circumstances, no retainer is obtained and the entire fee is contingent on a successful placement. In the contingency recruitment sector, the entire fee is usually contingent upon successful completion of the placement, although under certain circumstances a non-refundable retainer payment of a portion of the fee may be received at the outset. In the professional temporary staffing sector, the Company is compensated by its clients for services provided by temporary employees assigned by the Company, based on the number of hours or days worked by each assigned employee at a dollar rate negotiated with the client. The Company's primary costs, in addition to its fixed costs such as rental expense, salaries of administrative personnel and advertising, are the variable costs attributable to its employee compensation. The Company's placement counselors receive either a base salary or a draw against commission, plus a commission generally ranging between 30% and 65% of the fees generated by each placement they effectuate, which percentage varies depending upon the counselors' seniority and/or historical productivity.

         The Solomon-Page Group Ltd. is a Delaware corporation formed in June 1993 that succeeded to the business of a predecessor New York corporation with the same name through a merger that was effected in May 1994. The predecessor commenced operations in 1990.

References herein to the "Company" are references to The Solomon-Page Group Ltd. and its subsidiary, ITP.

STAFFING INDUSTRY

         The staffing industry consists of four segments, temporary help, search and recruitment, professional employer organization (PEO) and outplacement. According to the Staffing Industry Report, revenues for the staffing industry are estimated to be $72.6 billion for 1996. The temporary help segment will generate approximately 62%, or $45.1 billion, of the $72.6 billion in revenues. Search and recruitment, PEOs and outplacement will account for 12%, 24% and 1% respectively, of the estimated $72.6 billion.

         According to the UNITED STATES CENSUS BUREAU 1992 ANNUAL SURVEY, this industry is expected to grow to over $100 billion annually by the year 2000. The Company believes that the staffing industry is characterized by a large number of small providers of recruitment and placement services, as well as several larger providers that offer a full range of services from temporary assignments to permanent placement of executives.

         Permanent employee placements can be made directly by employers or can be made through the utilization of recruitment and placement services firms such as the Company, which typically charge a placement fee based on the first year's compensation of the employee. The Company believes that many recruitment and placement firms specialize in serving various aspects of this market for permanent employees, often characterized by concentrations in certain industries, types of businesses or compensation levels. For instance, a recruitment and placement services firm that normally places secretarial or clerical workers might not also place executives or other highly paid employees.

         Many personnel services firms such as the Company specialize in satisfying the short-term or temporary personnel needs of their clients. These firms typically are compensated based on the amount of time that their temporary employees provide to their clients. These firms generally maintain a roster of available temporary employees, who are paid by the personnel services firm itself, for use by the firm's clients. Clients then arrange to pay the temporary personnel services firm fixed or hourly amounts for the use of these temporary employees, and these personnel services firms then pay their temporary employees a lesser amount.

         PEOs, also known as "employee leasing" companies, provide human resource outsourcing to businesses. PEOs assume many functions associated with employment, including pay processing, benefits administration, recruitment and various other functions.

         Certain personnel services firms may also provide more generalized consulting services, such as outplacement, advising their clients as to downsizing strategies and what type of employees they may require and the alternative methods of securing such employees. In this way, a business may allocate its personnel needs as appropriate between permanent and temporary workers.

         The Company believes that while the search and recruitment business may be the most profitable component of the staffing industry, the ability to provide interim and temporary staffing assistance to clients is becoming increasingly important as the staffing industry continues to evolve.

SCOPE OF STAFFING SERVICES PROVIDED

         The Company provides its services to clients primarily in the New York metropolitan area, but increasingly on a nationwide and global basis to certain of the industries and functional areas that it serves. The Company's retained executive search and contingency recruitment business is currently divided into eight groups.

Retained Executive Search

         CAPITAL MARKETS (SALES AND TRADING/INVESTMENT BANKING). The Company's capital markets group primarily services domestic and international investment and commercial banking institutions. This group places traders, institutional sales people, investment bankers, research and quantitative analysts and portfolio managers, and focuses on middle and senior level positions. As the financial markets are global in nature, some of the Company's searches have extended throughout North America, Asia and Europe.

         HEALTH CARE. The Company's health care group services hospitals, managed care firms, group health insurance companies and other health care related companies. The Company fills primarily middle to senior level executive positions in various functional areas of the health care industry such as sales, marketing, operations, financial management and medical management. In addition, the Company recruits professionals in the clinical area, such as physicians, nurses, therapists and other specialists.

         PUBLISHING AND NEW MEDIA AND TECHNOLOGY. The Company's publishing division provides executive search services to businesses engaged in consumer and business magazine publishing, educational publishing, professional reference and trade book publishing, and information services on a nationwide basis. This group handles primarily retained senior executive level searches in such functional areas as editorial, marketing, sales, circulation and product and technology development. One of the fastest growth areas within the publishing industry is New Media and Technology. The marketplaces serviced within this area include educational and consumer software publishers, internet and website developers, on-line services, CD-ROM producers and distance learning companies. The group also provides interim consulting services to this marketplace.

Contingency Recruitment

         INFORMATION TECHNOLOGY. The Company's information technology group typically undertakes search assignments in the computer and information technology industries for a diverse client base, including those in the investment banking, financial services, communications, retail and high technology industries. The Company fills positions at many levels and functions, such as Chief Information Officers and Directors, project managers and programmers, as well as less technical positions such as systems liaison, business systems analyst and systems analyst.

         LEGAL PROFESSIONALS. The Company's legal professional division serves primarily the New York metropolitan area, providing suitable attorneys to law firms, financial institutions and public and privately held companies. In law firms, the division fills positions at the associate, of counsel and partner level. For corporations, lawyers are provided for all positions under the auspices of General Counsel. Specialty practice areas include corporate, banking, real estate, ERISA and tax law, labor and employment, environmental law, trusts and estates, intellectual property and litigation.

         HUMAN RESOURCES: The Company's human resources division typically undertakes search assignments for a diverse client base, from Fortune 500 companies to privately-held companies, in various industries such as financial services, consumer products, manufacturing, publishing, telecommunications and high technology. The Company fills positions for such human resources areas as management and organizational planning, compensation and benefits, labor relations and training. In addition, the Company recruits communications professionals with backgrounds in areas including marketing communications, internal communications, investor relations, public relations, media relations, writing and editing.

         FINANCE AND ACCOUNTING. The Company's finance and accounting group specializes in providing financial and accounting personnel such as chief financial officers, controllers, treasurers, financial analysts, financial systems managers, bookkeepers and other related personnel to a wide variety of corporate employers in various industries such as publishing, investment banking, advertising, insurance, healthcare, apparel and real estate. Within this division, the Company has added a concentration in strategic planning. This area focuses on addressing the needs of clients in the areas of business planning/strategy and corporate development.

         FASHION SERVICES. The Company's fashion services group specializes in providing management, design and other professionals to clients engaged in the fashion services and retail industries, including manufacturers, specialty and department stores, chains, mass merchandisers and catalogue companies. The Company typically fills positions at the middle to senior executive levels in many industry functions such as buyers, general merchandise managers, designers, sales people and production professionals. This group also provides strategic consulting services regarding organizational structures, merchandising, marketing and product development to clients in these industries.

Professional Temporary Staffing

         INFORMATION TECHNOLOGY PARTNERS:

         ITP provides professional consulting and staffing services on an interim basis within the information technology field. ITP services clients within the banking, brokerage, consumer products manufacturing, insurance and telecommunications industries. ITP supplies skilled professionals in the areas of Application Development, Business Analysis, Help Desk Support, Networking, Project Management and Quality Assurance. ITP supplies its clients with these professionals primarily on a time and materials basis.


OPERATIONAL PROCEDURES

         The Company concentrates on establishing and maintaining strong relationships with its clients in each industry or functional group. In this way, it is able to become familiar with and sensitive to its clients' specific needs, thereby facilitating its ability to provide high-quality services, which in turn enhances client loyalty and repeat business.

         Upon receiving a request to locate an appropriate candidate for a position, the Company reviews its data base of qualified candidates to identify the best possible candidates to meet its client's needs. The Company contacts its targeted candidates directly and meets with them prior to their introduction to its client, so as to confirm their suitability. After arranging an interview, the Company continues to act as a liaison between its client and the candidate until an agreement is reached. The Company communicates with most clients on an ongoing basis in order to remain informed as to progress of the placed employee and the prospect of additional staffing requirements.

         The Company strengthens its relationships with its clients by maintaining communication with them on an ongoing basis, whether or not the client has a current outstanding requirement for the Company's permanent placement or temporary staffing services. In this way, the Company believes that it is able to provide its clients with the benefit of its experience. This methodology helps to develop long-term client relationships and market knowledge whether or not the Company is in a position to derive an immediate financial benefit. The Company believes that its focus on comprehensive client service is one of the primary reasons it receives a large number of new business referrals from existing clients.

         The  Company  recruits  its  candidates   primarily   through  targeted
telephone solicitation and referrals by past and current candidates and through advertising in local and national media and on the Internet.

         One customer of the Company accounted for approximately 15% of the Company's revenues during the fiscal year ended September 30, 1996.

BUSINESS EXPANSION

         During the next fiscal year, the Company intends to continue to expand its current retained executive search, contingency recruitment and professional temporary staffing business sectors through the retention of its existing staff of experienced personnel counselors as well as the addition of new counselors with placement experience, who will complement the Company's current scope of business. Also, the Company aggressively pursues opportunities to attract highly skilled staffing industry professionals in new areas of retained executive search, contingency recruitment and professional interim staffing on an ongoing proactive basis.

         The Company intends to focus on blending temporary and permanent placement services by expanding its existing presence within the Accounting and Finance, Legal, Human Resources and New Media and Technology businesses in order to capitalize on synergies in client relationships as well as extensive knowledge of applicants and consultants in these functional areas of expertise.

         The Company believes that this expansion will achieve benefits without major start up costs due to the infrastructure assembled during the launch of the Company's Information Technology temporary staffing subsidiary (ITP) during the prior two fiscal years. This expansion will be facilitated through either acquisition or continued internal growth.

         ITP is aggressively pursuing a strategy of continued rapid expansion, either by attracting seasoned sales and recruitment professionals or by acquisition. According to staffing industry analysts, information technology temporary placement is the most rapidly growing sector of the staffing market with high gross margins and continued forecasts of additional long-term revenue growth potential. ITP has recruited experienced marketing, recruiting and administrative professionals to service Fortune 1000 and mid-sized clients on a local, regional and subsequently nationwide basis. The staff comprises senior level individuals with existing client and consultant relationships so that the business can continue to grow in an expedient manner with a high degree of customer satisfaction.

         This extension of services would enable the Company to expand its product mix and would further the consultative nature of long-term client relationships. This expansion would also enable the Company to market a number of recruitment services to clients by cross-selling the firm's diversified capabilities.

COMPETITION

         The Company believes that the personnel services industry is highly competitive and that the services provided by the Company are also provided by many other companies ranging from local, small operations to large recruitment and placement and temporary personnel agencies, many of which are national in scope. Some of the Company's competitors, including all of the national firms, are substantially larger and have greater financial resources than the Company.

         The Company believes that many clients generally use more than one company to satisfy their personnel requirements, and the major factors affecting competition in the industry are customer service, the availability of qualified personnel, reputation for integrity and, to varying degrees, pricing. The Company believes that it has a favorable competitive position that is attributable to its firm-wide dedication to client service, integrity and knowledge of the markets it serves, which enables it to fulfill its clients' needs expeditiously and effectively. In addition, the diverse number of industry categories and functional areas of placement provided by the Company creates a number of cross-selling opportunities in enhancing the potential for account penetration and increased revenues.

EMPLOYEES

         As of September 30, 1996, the staff of the Company consisted of 85 full-time employees, including the Company's four executive officers, 64 recruitment and placement counselors and 17 administrative and clerical employees. None of the Company's employees is represented by a labor organization and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be excellent.

REGULATION

         The Company's operations are subject to state laws and regulations that may require employment agencies and/or other personnel services firms to be licensed. The principal requirements of such laws and regulations are satisfactory prior experience and good moral character. Requirements for licensing vary from state to state in those states that mandate licensing. The Company believes that it has obtained all licenses and registrations material to the conduct of its business.

TRADEMARKS AND SERVICE MARKS

         The Company does not own any registered trademarks, service marks or trademarks, but may seek the registration of its logo or trade name in the future.

ITEM 2.           DESCRIPTION OF PROPERTY

         In May 1993, the Company entered into a lease, expiring August 31, 2006, for approximately 9,400 square feet of office space in New York, New York, which is the Company's principal executive office. The lease provides for minimum annual rental and utility obligations for years two through six of the lease (after one rent-free year) of approximately $210,000. It further provides for minimum annual rental and utility obligations for years seven through 11 of the lease of approximately $226,000 and for minimum annual rental and utility obligations for years 12 and 13 of the lease of approximately $282,000.

         In December 1994, the Company amended the lease described above to include approximately 9,400 square feet of additional office space at the same location. The minimum annual rental and utility obligations for the additional office space through September 30, 2000 is approximately $259,000 (after four rent-free months following the first anniversary and four rent-free months following the second anniversary of the amendment commencement date) and is $306,000 from October 1, 2000 through August 31, 2006. The Company occupied this space in July 1995.

ITEM 3.           LEGAL PROCEEDINGS

         On July 3, 1996, Information Technology Partners, Inc., a wholly-owned subsidiary of the Company ("ITP") commenced an action in the Supreme Court of the State of New York, County of New York against Eastbourne Loss Prevention, Inc. ("Eastbourne") seeking damages for breach of contract for Eastbourne's failure to pay for services provided by ITP. Subsequently, on July 9, 1996, Eastbourne commenced an action in the same court against the Company, ITP, Lloyd Solomon, the Vice Chairman of the Board and a director of the Company, Eric Davis, the Chief Financial Officer and a director of the Company, and Martin Cook, a former executive of ITP, alleging in connection with products and services provided to Eastbourne by ITP (i) common law breach of contract and breach of contract under the Uniform Commercial Code (the "UCC"), (ii) breach of warranty of merchantability under the UCC, (iii) breach of implied warranty under the UCC, (iv) fraud and (v) breach of implied covenant of good faith and fair dealing, and seeking a declaratory judgment that Eastbourne is not required to pay any money to the Company for such products and services and to enjoin the Company from making any statement to the effect that Eastbourne has any obligations to the Company. Eastbourne is seeking damages in excess of $3,050,000. ITP has moved to consolidate the actions, which motion is still pending.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) SmallCap market under the symbol SOLP. The table below sets forth the range of sale prices of the Common Stock as reported by Nasdaq for the fiscal periods specified, beginning with the date on which trading in the Common Stock commenced on Nasdaq.

                                                               Common Stock
                                                             High         Low
                                                             ----         ---
FISCAL 1996

First Quarter .......................................       $15/16        $1/2
Second Quarter ......................................        7/8          5/16
Third Quarter .......................................       2-1/2         27/32
Fourth Quarter ......................................      2-11/16        1-1/2

FISCAL 1995

First Quarter (commencing October 21, 1994) .........       $6-5/8       $1-1/8
Second Quarter ......................................       2-1/4           1
Third Quarter .......................................      3-11/32       1-3/16
Fourth Quarter ......................................       1-1/2         13/16


         As of December 20, 1996, there were 33 record holders of the Company's Common Stock. The Company believes that there are in excess of 700 beneficial owners of its Common Stock additional to such record holders.

         The Company has never paid any dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for the development and growth of the Company.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

OVERVIEW

         The Company is primarily engaged in the business of providing personnel placement services in three sectors: executive search, contingency recruitment and professional temporary staffing. Executive search services are furnished in three industry-specific categories to clients in the publishing, capital markets and managed health care industries. The contingency recruitment sector of the Company's business consists of four functional practices and one industry-specific practice. The functional practices provide contingency recruitment services to all industries seeking personnel in the legal, human resources, information systems and technology and accounting areas. The industry-specific practice provides contingency recruitment services to the fashion services industry. Professional temporary staffing services are provided to the information systems and technology marketplace by ITP, a wholly-owned subsidiary of the Company.

         The following is a summary of the Company's consolidated financial and operating data:

                                               Fiscal Year Ended September 30,
                                               -------------------------------
Statements of Operations Data:                    1996                   1995
------------------------------                    ----                   ----
Revenue                                       $17,165,836            $7,331,053
Income [Loss] from Operations                     509,313            (2,093,633)
Net Income [Loss]                                 710,326            (1,927,834)
Primary Income [Loss] Per Common Share               $.14                 $(.39)

Balance Sheet Data:                          September 30, 1996
-------------------                          ------------------
Working Capital                                $5,530,320
Total Assets                                    9,613,173
Long-term Debt, Net of Current Maturities          98,203
Stockholders' Equity                            7,065,350

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

         Revenue increased to approximately $17,166,000 for the fiscal year ended September 30, 1996, from approximately $7,331,000 for the fiscal year ended September 30, 1995, an increase of approximately $9,835,000, or 134%. Revenues from the Company's retained executive search and contingency recruitment business were approximately $10,559,000 for the fiscal year ended September 30, 1996 compared to approximately $5,831,000 for the same period in
1995 and revenues from the professional interim staffing business were approximately $6,607,000 for the fiscal year ended September 30, 1996 compared to approximately $1,500,000 for the same period in 1995.

         The increase in revenues for the fiscal year ended September 30, 1996 compared with the fiscal year ended September 30, 1995 for the Company's retained executive search and contingency recruitment sector can be attributed to the expansion of its client base, strong demand for personnel from existing clients and hiring of additional experienced counselors. In addition, during 1995 the Company expanded into providing executive search services to clients in the publishing industry and augmented its presence in the managed health care area through the expansion of executive search services to managed health care clients on the West Coast. These expanded operations also contributed to the increase in revenues for the fiscal year ended September 30, 1996. The Company's professional interim staffing business, which commenced operations in November 1994, experienced a significant increase in revenues for the fiscal year ended September 30, 1996 compared to the same period in 1995. The increase was attributable to the retention of experienced sales and recruiting personnel, establishment of various customer relationships as well as the expansion into new geographical markets.

         Selling expenses for the fiscal year ended September 30, 1996 totaled approximately $12,763,000 (74% of revenues) compared with approximately $6,255,000 (85% of revenues) for the fiscal year ended September 30, 1995. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues. The increase in selling expenses is directly related to the Company's subsidiary ITP, which contributed approximately $5,369,000 of the increased costs for the fiscal year ended September 30, 1996. Such costs consist primarily of payroll relating to temporary staffing requirements, salaries and commissions on sales and recurring personnel, employee benefits and advertising expenses.

         General and Administrative expenses increased to approximately $3,653,000 (21% of revenues) for the fiscal year ended September 30, 1996 from approximately $3,021,000 (41% of revenues) for the fiscal year ended September 30, 1995. The improvement as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues. The increase in general and administrative expenses is primarily a result of the Company's planned business expansion through the retention of additional administrative personnel, leasing additional office space and professional fees.

         Depreciation and Amortization for the fiscal year ended September 30, 1996 totaled approximately $241,000 compared to approximately $148,000 for the same period in 1995. The increase is due to amortization of intangible assets related to the acquisition of trade names along with the acquisition of capital assets, such as computer equipment, furniture and fixtures and leasehold improvements.

         Income from operations as a result of the above-mentioned factors increased to approximately $509,000 in fiscal 1996 from an operating loss of approximately $2,094,000 in fiscal 1994.

         Due to the factors mentioned above net income was approximately $710,000 for the fiscal year ended September 30, 1996 compared to a net loss of approximately $1,928,000 for the fiscal year ended September 30, 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

         Total Revenues increased from approximately $4,914,000 for the fiscal year 1994 to approximately $7,331,000 for the fiscal year 1995, an increase of approximately $2,417,000 or 49%. Revenues from the Company's executive search and contingency recruitment business were approximately $5,831,000 and revenues from the information technology temporary staffing and consulting business were approximately $1,500,000 in fiscal 1995.

         The increase in revenues from fiscal 1994 to 1995 for the Company's executive search and contingency recruitment sector can be attributed to the expansion of its client base, increased revenues from existing clients and hiring of additional experienced counselors. In addition, during 1995 the Company purchased a business providing executive search services to clients in the publishing industry and augmented its presence in the managed health care area through the acquisition of a California-based provider of executive search services to managed health care clients on the West Coast. This acquisition also contributed to the increase in revenues.

         Selling expenses for fiscal 1995 totalled approximately $6,255,000 (85% of revenues), compared with approximately $3,667,000 (75% of revenues) for fiscal 1994. The increase in selling expenses was accounted for in part by the commencement of operations of the Company's subsidiary, ITP, which provides professional temporary staffing services to the information systems and technology marketplace. The primary selling expense associated with ITP is payroll and related expenses for the temporary employees, which were approximately 70% of ITP revenues for fiscal 1995. The Company also incurred other costs in connection with ITP and the expansion of its executive search and contingency recruitment businesses, consisting primarily of salaries, sales commissions and related employee benefits, advertising, public relations and various other costs. The Company anticipates that revenue growth will more than offset the increase in selling expenses.

         General and Administrative expenses increased from approximately $1,171,000 in fiscal 1994 (24% of revenues) to approximately $3,021,000 in fiscal 1995 (41% of revenues), an increase of approximately $1,850,000. The increase in general and administrative expenses is primarily the result of the Company's planned business expansion, which included the retention of additional administrative and financial personnel and the leasing of new office space. The Company anticipates that general and administrative expenses will remain relatively constant in subsequent fiscal years and are expected to be sufficient to support the Company's anticipated revenue growth for the foreseeable future. The Company also incurred increased professional fees.

         Depreciation and Amortization expenses increased from approximately $60,000 in fiscal 1994 to approximately $148,000 in fiscal 1995, an increase of approximately $88,000. The increase is primarily due to the acquisition of capital assets, such as computer equipment, furniture and fixtures and leasehold improvements.

         Interest income increased to approximately $274,000 in fiscal 1995 from approximately $9,000 for the same period in 1994, an increase of $265,000. The increase is due directly to investing the proceeds of the Company's initial public offering of common stock in October 1994. Interest expense increased to approximately $66,000 for fiscal 1995 from approximately $53,000 for fiscal 1994, an increase of $13,000, due to capital lease obligations for furniture, fixtures and equipment.

         Net Loss as a result of the above-mentioned factors was approximately $1,928,000 in fiscal 1995 compared to a net loss of approximately $259,000 in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company's sources of liquidity included approximately $3,424,000 in cash and cash equivalents and short-term investments. In addition, the Company had working capital of approximately $5,530,000 at September 30, 1996. Capital expenditures for fiscal 1997 are expected to be approximately $400,000. The Company is currently in the process of establishing a credit facility to increase liquidity, although there is no assurance that such a facility on terms satisfactory to the Company will be established.

         Cash flows used in operating activities were approximately $650,000 for the fiscal year ended September 30, 1996. The primary use of cash for operating activities was to fund the increase in accounts receivable related to higher revenues. Accounts receivable increased approximately $2,945,000 compared to September 30, 1995. Cash used in investing activities for the fiscal year ended September 30, 1996 totaled approximately $1,568,000, most of which was used for the purchase of investments.

         The Company is engaged in negotiations for an additional 9,400 square feet at its current headquarters with a rental rate similar to that for the floors it occupies under its existing lease.

         The Company believes that its current cash position and investment balances will be sufficient to support current working capital requirements for the next 12 months.

IMPACT OF INFLATION

         Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

         The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method. SFAS No. 123 will not have an impact on the Company's results of operations or financial position.

         The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In June 1996, SFAS No. 125 provides accounting and reporting standards which are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets extinguishment of liabilities occurring after December 31, 1996. Adoption of SFAS No. 125 is not expected to have an impact on the Company's financial statements.


ITEM 7.           FINANCIAL STATEMENTS

         See Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10.          EXECUTIVE COMPENSATION.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

Exhibit
Number                          Exhibits
------                          --------

3.1   (a)   Certificate of Incorporation,  as amended, of The Solomon-Page Group
            Ltd.  (Incorporated  by reference to Exhibit 3.1(a) to  Registration
            Statement on Form SB-2, No. 33-81026)

      (b) Certificate of Amendment to Certificate of Incorporation of The Solomon- Page Group Ltd (Incorporated by reference to Exhibit 3.1(b) to Registration Statement on Form SB-2, No. 33-81026)

3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated June 8, 1995)

4.1         Specimen  Common  Stock  Certificate  (Incorporated  by reference to
            Exhibit 4.1 to Registration Statement on Form SB-2, No. 33-81026)

4.2         Specimen Warrant Certificates  (Incorporated by reference to Exhibit
            4.2 to Registration Statement on Form SB-2, No. 33-81026)

10.1        1993 Long Term Incentive Plan  (Incorporated by reference to Exhibit
            10.2 to Registration Statement on Form SB-2, No. 33-81026)

10.2 1995 Directors' Stock Option Plan of the Company (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 8, 1995)

10.3 Employment Agreement dated June 14, 1993, as amended, between the Company and Herbert Solomon (Incorporated by reference to Exhibit
            10.3 to Registration Statement on Form SB-2, No. 33-81026)

10.4 Employment Agreement dated June 14, 1993, as amended, between the Company and Lloyd Solomon (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, No. 33-81026)

10.5 Amendment dated June 8, 1995 to that certain Employment Agreement dated as of June 14, 1993, by and between the Company and Lloyd Solomon (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated June 8, 1995)

10.6 Employment Agreement dated June 14, 1993, as amended, between the Company and Scott Page (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, No. 33-81026)

10.7 Amendment dated June 8, 1995 to that certain Employment Agreement dated as of June 14, 1993, by and between the Company and Scott Page (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated June 8, 1995)

*10.8       1996 Stock Option Plan

10.9 Form of Indemnification Agreement between the Company and its officers and directors (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB for the fiscal year ended September 30,
            1995)

10.10 Charter of the Audit Committee of the Board of Directors of the Company (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 8, 1995)

10.11 The Company's Policy on Transactions in Company Securities by Company Officers, Directors and Employees (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated June 8, 1995)

*23         Consent of Moore Stephens P.C. dated December __, 1996

*27         Financial Data Schedule

---------------------------

*        Filed herewith.

(b)      Reports on Form 8-K

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE SOLOMON-PAGE GROUP LTD.


Dated:   December 27, 1996              By: /S/ LLOYD SOLOMON
                                            ------------------------------------
                                            Lloyd Solomon
                                            Vice Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                      Title                          Date
      ---------                      -----                          ----

/S/ HERBERT SOLOMON       Chairman of the Board and           December 27, 1996
-----------------------
Herbert Solomon           Director



/S/ LLOYD SOLOMON         Vice Chairman of the Board and      December 27, 1996
-----------------------   Director (Principal Executive
Lloyd Solomon             Officer)



-----------------------   President and Director              December __, 1996
Scott Page



/S/ ERIC M. DAVIS         Vice President - Finance, Chief     December 27, 1996
-----------------------   Financial Officer and Director
Eric M. Davis             (Principal Financial and
                          Accounting Officer)



                          Director                            December __, 1996
-----------------------
Edward Ehrenberg


/S/ JOEL A. KLARREICH     Director                            December 27, 1996
-----------------------
Joel A. Klarreich

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            PAGE


Independent Auditor's Report ..........................................    F-2..

Consolidated Balance Sheet as of September 30, 1996 ...................    F-3..

Consolidated Statements of Operations for the years ended
September 30, 1996 and 1995............................................    F-5..

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1996 and 1995............................................    F-6..

Consolidated Statements of Cash Flows for the years ended
September 30, 1996 and 1995............................................    F-7..

Notes to Consolidated Financial Statements ............................    F-9..


                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of The Solomon-Page Group Ltd.


                  We have audited the accompanying consolidated balance sheet of The Solomon-Page Group Ltd. and its subsidiary as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Solomon-Page Group Ltd. and its subsidiary as of September 30, 1996, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                        /s/ MOORE STEPHENS, P. C.

                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants.

Cranford,  New Jersey
December 6, 1996, except as to
Note 15, for which the date is
December 18, 1996

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                     $     2,113,556
   Short-Term Investments                                              1,310,325
   Accounts Receivable - [Net of Allowance for
     Doubtful Accounts of $89,900]                                     4,160,090
   Other Current Assets                                                  129,977
                                                                 ---------------

   TOTAL CURRENT ASSETS                                                7,713,948
                                                                 ---------------
FURNITURE AND EQUIPMENT:
   Furniture and Fixtures                                                274,716
   Office Equipment                                                      850,715
   Leasehold Improvements                                                223,350
                                                                 ---------------

   Total - At Cost                                                     1,348,781
   Less: Accumulated Depreciation and Amortization                       409,962
                                                                 ---------------
   FURNITURE AND EQUIPMENT - NET                                         938,819
                                                                 ---------------

OTHER ASSETS:
   Intangible Assets - [Net of Accumulated
     Amortization of $46,274]                                            553,327
   Due from Related Parties                                              176,283
   Security Deposits                                                      85,278
   Restricted Investment                                                  34,466
   Other Assets                                                          111,052
                                                                 ---------------

   TOTAL OTHER ASSETS                                                    960,406
                                                                 ---------------

   TOTAL ASSETS                                                  $     9,613,173
                                                                 ===============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accrued Salaries and Commissions                             $     1,293,193
   Accounts Payable and Accrued Expenses                                676,955
   Current Portion of Obligations Under Capital Leases                  120,918
   Other Current Liabilities                                             92,562
                                                                ---------------

   TOTAL CURRENT LIABILITIES                                          2,183,628
                                                                ---------------

LONG-TERM LIABILITIES:
   Obligations Under Capital Leases                                      98,203
   Deferred Credit                                                      265,992
                                                                ---------------

   TOTAL LONG-TERM LIABILITIES                                          364,195
                                                                ---------------

COMMITMENTS AND CONTINGENCIES                                                --
                                                                ---------------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share; Authorized
     2,000,000 Shares, None Issued or Outstanding                            --

   Common Stock - Par Value $.001 Per Share;
     Authorized 20,000,000 Shares, Issued and
     Outstanding 5,139,285 Shares                                         5,139

   Additional Paid-in Capital                                         8,488,247

   Accumulated Deficit                                               (1,428,036)
                                                                ---------------

   TOTAL STOCKHOLDERS' EQUITY                                         7,065,350
                                                                ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     9,613,173
                                                                ===============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  YEARS ENDED
                                                                 SEPTEMBER 30,
                                                           1 9 9 6             1 9 9 5
                                                           -------             -------
REVENUE                                                $    17,165,836     $     7,331,053
                                                       ---------------     ---------------

SELLING EXPENSES                                            12,762,977           6,255,251

GENERAL AND ADMINISTRATIVE                                   3,652,619           3,021,184

DEPRECIATION AND AMORTIZATION                                  240,927             148,251
                                                       ---------------     ---------------

   TOTAL OPERATING EXPENSES                                 16,656,523           9,424,686
                                                       ---------------     ---------------

   INCOME [LOSS] FROM OPERATIONS                               509,313          (2,093,633)
                                                       ---------------     ---------------

OTHER INCOME [EXPENSES]:
   Interest and Dividend Income                                130,937             274,302
   Interest Expense                                            (49,215)            (65,951)
   Net Realized and Unrealized Gain on Investments             137,411                  --
   Amortization of Deferred Financing Costs                         --             (60,000)
   Other Income [Expense]                                        1,080             (13,000)
                                                       ---------------     ---------------

   TOTAL OTHER INCOME                                          220,213             135,351
                                                       ---------------     ---------------

   INCOME [LOSS] BEFORE INCOME TAX EXPENSE [BENEFIT]           729,526          (1,958,282)

INCOME TAX EXPENSE [BENEFIT]                                    19,200             (30,448)
                                                       ---------------     ---------------

   NET INCOME [LOSS]                                   $       710,326     $    (1,927,834)
                                                       ===============     ===============

PRIMARY INCOME [LOSS] PER COMMON SHARE                 $           .14     $          (.39)
                                                       ===============     ===============

FULLY DILUTED INCOME [LOSS] PER COMMON SHARE           $           .13     $          (.39)
                                                       ===============     ===============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                     Additional                      Total
                                                                                     ----------                      -----
                                      Preferred Stock          Common Stock            Paid-in     Accumulated   Stockholders'
                                      ---------------          ------------            -------     -----------   -------------
                                     Shares      Amount     Shares       Amount        Capital       Deficit        Equity
                                     ------      ------     ------       ------        -------       -------        ------
BALANCE - SEPTEMBER 30, 1994               --  $      --    2,550,000  $    2,550  $    856,678  $    (210,528)  $    648,700

  Initial Public Offering                  --         --    2,300,000       2,300     7,541,683             --      7,543,983

  Issuance of Bridge Units                 --         --      175,000         175            --             --            175

  Issuance of Common Stock
    Relating to Acquisitions               --         --      114,285         114        89,886             --         90,000

  Net [Loss]                               --         --           --          --            --     (1,927,834)    (1,927,834)
                                    ---------  ---------  -----------  ----------  ------------  -------------   ------------

BALANCE - SEPTEMBER 30, 1995               --         --    5,139,285       5,139     8,488,247     (2,138,362)     6,355,024

  Net Income                               --         --           --          --            --        710,326        710,326
                                    ---------  ---------  -----------  ----------  ------------  -------------   ------------

BALANCE - SEPTEMBER 30, 1996               --  $      --    5,139,285  $    5,139  $  8,488,247  $  (1,428,036)  $  7,065,350
                                    =========  =========  ===========  ==========  ============  =============   ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Years Ended
                                                                         September 30,
                                                                     1 9 9 6          1 9 9 5
                                                                     -------          -------
OPERATING ACTIVITIES:
   Net Income [Loss]                                            $       710,326     $    (1,927,834)
                                                                ---------------     ---------------
   Adjustments to Reconcile Net Income [Loss] to
     Net Cash [Used for] Operating Activities:
     Depreciation and Amortization                                      240,927             148,251
     Provision for Losses on Accounts Receivable                        235,157              62,500
     Deferred Taxes                                                          --             (30,448)
     Amortization of Deferred Financing Costs                                --              60,000
     [Gain] Loss on Disposal of Assets                                     (580)             13,000
     Deferred Credit                                                     52,139               3,679
     Net Realized and Unrealized Gain on Investments                   (137,411)                 --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                           (2,944,843)           (441,608)
       Other Current Assets                                            (120,881)              7,332
       Security Deposits                                                 (7,531)            (45,391)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                          1,260,388              31,069
       Other Current Liabilities                                         62,198              25,004
                                                                ---------------     ---------------

     Total Adjustments                                               (1,360,437)           (166,612)
                                                                ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES                                     (650,111)         (2,094,446)
                                                                ---------------     ---------------

INVESTING ACTIVITIES:
   Purchases of Investments                                          (4,618,641)                 --
   Proceeds from Sales of Investments                                 3,446,508                  --
   Proceeds from Insurance Claim                                         23,799                  --
   Capital Expenditures                                                (302,189)           (520,316)
   Acquisitions of Trade Names                                         (179,601)           (345,000)
   Proceeds from Asset Sales                                                 --               2,000
   Transfer from Restricted Investment                                   90,043             127,682
   Advances to Related Parties                                          (46,888)           (123,541)
   Cash Received from Related Parties                                    19,000                  --
                                                                ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES                                   (1,567,969)           (859,175)
                                                                ---------------     ---------------

FINANCING ACTIVITIES:
   Principal Payments Under Capital Lease Obligations                  (113,525)            (97,873)
   Proceeds from Public Offering                                             --           7,915,067
   Repayment of Bridge Loans                                                 --            (400,000)
   Cash Paid to Related Parties                                              --             (54,201)
                                                                ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                     (113,525)          7,362,993
                                                                ---------------     ---------------

   NET [DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS -
     FORWARD                                                    $    (2,331,605)    $     4,409,372

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                    1 9 9 6          1 9 9 5
                                                                    -------          -------
   NET [DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS -
     FORWARDED                                                $    (2,331,605)    $     4,409,372

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                      4,445,161              35,789
                                                              ---------------     ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                   $     2,113,556     $     4,445,161
                                                              ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                 $        49,215     $        55,733
     Income Taxes                                             $            --     $            --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   During fiscal 1995, the Company acquired $19,500 of equipment utilizing capital lease obligations.

   During fiscal 1995, the Company issued 114,285 shares of common stock valued at $90,000 in connection with the acquisition of a trade name.

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - The Solomon-Page Group Ltd. and its subsidiary provide retained executive search contingency recruitment services in the fields of capital markets, accounting and finance, fashion, human resources, legal, health care, publishing, information systems and technology. Temporary staffing services are provided in the fields of information systems and technology. The Company provides its services principally in the New York metropolitan area through its offices located in New York and New Jersey. The Company also provides services in California and Georgia through its offices located in those areas.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated.

REVENUE RECOGNITION - Search revenues are recognized in contingency search engagements upon the successful completion of the assignment. In a retained search engagement, the non-refundable retainer is recognized upon execution of the agreement, with the balance recognized on completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period. Temporary staffing revenue is recognized when the temporary personnel provide the service.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Furniture, equipment and leasehold improvements are recorded at cost.

DEPRECIATION AND AMORTIZATION - Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to seven years. Amortization is computed utilizing the straight-line method over the remaining lease term. Depreciation expense was $203,153 and $139,751 for the years ended September 30, 1996 and 1995, respectively.

DEFERRED INCOME TAXES - The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 109. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

DEFERRED CREDIT - The Company's lease on its premises provides for periodic increases over the lease term. Pursuant to Statement of Financial Accounting Standard ["SFAS"] No. 13, the Company records rent expense on a straight-line basis. The effect of these differences is recorded as a deferred credit.

CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

INCOME [LOSS] PER SHARE - Income [Loss] per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. The number of weighted average common shares outstanding utilized to compute primary income [loss] per share was 5,139,285 and 4,916,311 and to compute fully diluted income [loss] per share was 5,452,595 and 4,916,311 for the years ended September 30, 1996 and 1995, respectively.

INTANGIBLES - Trade names and customer lists are amortized utilizing the straight-line method over periods of 5 to 15 years. When changing circumstances warrant it, the Company evaluates the carrying value and the periods of amortization based on the current and expected future non-discounted cash flows from operations to determine whether revised estimates of carrying value or useful lives is required. Amortization expense was $37,774 and $8,500 for the years ended September 30, 1996 and 1995, respectively.

DEFERRED FINANCING COST - Deferred financing cost was amortized through the effective date of the Company's initial public offering which occurred on October 20, 1994.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash with high credit quality financial institutions. The Company currently has approximately $506,000 in a financial institution that is subject to normal credit risk beyond insured amounts.

Regarding accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. As a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company has one customer whose sales comprised approximately 15 percent of total revenue and whose receivable at September 30, 1996 comprises 21 percent of total accounts receivable.
The Company does not require collateral on accounts receivable.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

ADVERTISING - The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $150,000 and $79,000 for the years ended September 30, 1996 and 1995, respectively.

[2] INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on October 1, 1994. In accordance with SFAS No. 115, prior years' financial statements are not to be restated to reflect the change in accounting method. There was no cumulative effect adjustment as a result of adopting SFAS No. 115 at October 1, 1994.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt and equity securities which the Company does not have the intent to hold to maturity are classified as trading or available for sale. Trading securities are carried at fair value with any unrealized gains or losses included in earnings. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Held to maturity securities are carried at amortized cost. At September 30, 1996, the Company had no investments that qualified as available for sale. Marketable debt and equity securities available for current operations are classified in the balance sheet as current assets while securities held for non-current uses are classified as long-term assets. Realized gains and losses are calculated utilizing the specific identification method.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[2] INVESTMENTS IN DEBT AND EQUITY SECURITIES [CONTINUED]

At September 30, 1996, the Company's trading and held to maturity investments consisted of certain highly liquid debt securities. A summary of the Company's investments in debt securities is as follows:

                                                                                            Gross            Gross
                                                                                            -----            -----
                                                            September 30, 1996           Unrealized        Unrealized
                                                            ------------------           ----------        ----------
Financial Statement Caption                          Carrying Value      Fair Value         Gains           [Losses]
---------------------------                          --------------      ----------         -----           --------
Trading:
   Cash and Cash Equivalents                         $     793,846                      $       1,306     $         --
                                                     =============                      =============     ============
   Short-Term Investments                            $   1,310,325                      $       5,684     $     (2,658)
                                                     =============                      =============     ============

Held to Maturity:
   Restricted Investment - Noncurrent                $      34,466     $      34,466    $          --     $         --
                                                     =============     =============    =============     ============

Gross proceeds from sale of available for sale securities held at beginning of the year were $4,391,642 and $2,677,191 and realized gain or loss on sales was $-0- and $-0- for the years ended September 30, 1996 and 1995, respectively. Net unrealized gains on trading securities was $4,332 and is included in earnings for the year ended September 30, 1996.

Contractual maturities of debt securities classified as held to maturity are as follows:

Within 1 year                                        $      34,466

[3] DUE FROM RELATED PARTIES

At September 30, 1996, the Company had a balance due from various officers of the Company aggregating $176,283 including accrued interest. The advances bear interest at 8 percent. Interest income on the advances was $10,401 and $8,451 for the years ended September 30, 1996 and 1995, respectively. Interest receivable on the advances was $11,635 at September 30, 1996.

[4] CREDIT FACILITY

In September 1994, the Company entered into a $500,000 revolving credit facility with a bank which was collateralized by the Company's accounts receivable. The agreement provided for borrowings at the prime rate, required monthly interest payments and expired on December 15, 1995.

[5] LEASES

CAPITAL LEASES - The Company is the lessee of furniture, fixtures and office equipment under capital leases expiring in various years through 1999. The assets and liabilities under capital leases are recorded at the present value of the net minimum lease payments. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

Following is a summary of property held under capital leases:

Furniture and Fixtures                               $       110,481
Office Equipment                                             360,778
                                                     ---------------

Total - At Cost                                              471,259
Less: Accumulated Amortization                               227,189

   Total                                             $       244,070
   -----                                             ===============

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[5] LEASES [CONTINUED]

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

1997                                                      $       146,702
1998                                                               74,678
1999                                                               37,901
2000                                                                   --
2001                                                                   --
Thereafter                                                             --
                                                          ---------------

Net Minimum Lease Payments                                        259,281
Less: Amount Representing Interest                                (40,160)

Present Value of Net Minimum Lease Payments                       219,121
Less: Current Portion                                             120,918

   Long-Term Portion                                      $        98,203
   -----------------                                      ===============

OPERATING LEASES - The Company leases office space under operating leases expiring through August 2006. In lieu of a cash security deposit, the Company has delivered to the landlord a letter of credit in the amount of $34,466 as of June 1, 1996. This letter of credit is collateralized by a U.S. Treasury Bill and is classified as restricted investment in the accompanying balance sheet. The Company leases office equipment under operating leases expiring through 1999.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 1996 for each of the next five years and in the aggregate are:

1997                                                  $       406,517
1998                                                          451,001
1999                                                          489,179
2000                                                          484,100
2001                                                          531,100
Subsequent to 2001                                          2,444,000
                                                      ---------------

   Total Minimum Future Rental Payments               $     4,805,897
   ------------------------------------               ===============

In addition, the Company is liable for its pro-rata share of increases in real estate taxes and escalations as provided in the lease agreements.

Rent expense was $593,322 and $422,323 for the years ended September 30, 1996 and 1995, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[6] BRIDGE LOAN

On April 1, 1994, the Company borrowed $400,000, evidenced by promissory notes. In addition, the Company issued 175,000 bridge units substantially identical to the units sold to the public in the Company's initial public offering except for the issuance of Class B warrants in addition to the Class A warrants. Each bridge unit consisted of an option to purchase one share of common stock at an exercise price of $.001 per share as well as the warrants and was issued after the effective date of the offering. The bridge loans carried interest at the rate of 8 percent per annum and the entire principal amount and accrued interest was paid upon the closing of the Company's initial public offering, on October 20, 1994. The Company has recorded, and fully amortized, $420,000 of deferred financing cost in connection with these notes. The loans were recorded at their face amount which approximated their fair market value. Interest expense of $2,325 was recorded on the bridge loans for the year ended September 30, 1995.

[7] CAPITAL STOCK

During the year ended September 30, 1995, the Company paid cash of $345,000 and issued 114,285 shares of common stock valued at $90,000 principally in connection with the acquisition of two trade names.

On October 20, 1994, the Company completed an initial public offering of its common stock. The Company realized net proceeds of approximately $7,540,000 from the sale of 2,300,000 units, each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant. The Company also issued 175,000 shares of common stock upon exercise of the bridge unit options for $175.

[8] COMMITMENTS AND CONTINGENCIES

EMPLOYMENT ARRANGEMENTS - On June 14, 1993, the Company entered into employment agreements with Mr. Herbert Solomon, Mr. Lloyd Solomon and Mr. Scott Page. In addition, Mr. Herbert Solomon and Mr. Scott Page are entitled to receive commission payments based on the revenues generated by their executive recruitment and placement activities and Mr. Lloyd Solomon will be entitled to receive incentive compensation for each fiscal year during the term of his employment equal to that percentage of consolidated pre tax operating income that consolidated pre tax operating income bears to total consolidated revenue. These employment agreements are for an initial term of five years commencing June 14, 1993 and will be extended automatically for additional one-year periods unless terminated by either party. The employment agreements provide that if the employee is terminated after the initial term other than for "cause" [as defined], or dies or becomes permanently disabled, the Company will pay to the employee certain severance. These employment agreements also prohibit the employee from competing with the Company's business during the term thereof and for a period of one year thereafter.

Salaries required to be paid as of September 30, 1996 are as follows:

1997                              $   775,000
1998                              $   549,000

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[8] COMMITMENTS AND CONTINGENCIES [CONTINUED]

EMPLOYMENT ARRANGEMENTS [CONTINUED] - For the years ended September 30, 1996 and 1995, approximately $615,000 and $351,000, respectively, was charged to operations under the commission portion and approximately $34,000 and $-0-, respectively under the incentive compensation portion of the above described executive compensation plans.

On September 18, 1996, the Company terminated an agreement relating to 794,136 escrow shares that had been made available for issuance to certain executives of the Company. These escrow shares were to have been released based on the achievement by the Company of prescribed levels of pre-tax earnings. In consideration for terminating the escrow share agreement, the Company granted stock options to purchase 200,000 shares of common stock at fair market value on date of grant to each of the three executives who would have been eligible to receive escrow shares.

The Company has agreements with certain employees whereby bonuses can be earned based on the achievement of divisional revenue levels in excess of specified amounts and the attainment of certain pre-tax profit levels.

LITIGATION - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

In July 1996, the Company commenced an action seeking damages for the breach of contract for failure to pay for services rendered. Subsequently, a countersuit was filed alleging various contract breaches by the Company and seeking damages of $3,050,000. An estimate of the loss or range of loss, if any, that could result cannot be made at this time. The Company believes it has numerous defenses to this action an will ultimately prevail, however, it is at least reasonably possible that a change in this estimate could occur in the near term.

ACQUISITIONS - In connection with certain acquisitions, the Company is required to pay purchase price adjustments based on the achievement of various criteria. These additional payments are charged to intangibles and are amortized over the then remaining life of the intangible. Purchase price adjustments amounted to $116,601 during the period ended September 30, 1996.

[9] OPTIONS AND WARRANTS

On April 1, 1994, the Company issued 175,000 Class A warrants and 175,000 Class B warrants in connection with certain bridge financing which was repaid on October 20, 1994. The Class A warrants are identical to those issued in the Company's initial public offering. The Class B warrants are identical to the Class A warrants except that the exercise price is $6.00 per share.

On October 20, 1994, in connection with its initial public offering the Company has outstanding 2,300,000 Class A redeemable common stock purchase warrants. Each Class A warrant entitles the holder to purchase one share of common stock exercisable at $4.50 per share commencing October 20, 1995 and expiring on October 20, 1999. The Class A warrants are redeemable at $.05 per warrant based on the achievement of certain criteria.

On October 20, 1994, in connection with its initial public offering, the Company granted to its underwriter an option to purchase an aggregate 200,000 units exercisable at $6.60 per unit commencing October 20, 1995 and expiring October 20, 1999.

On August 17, 1995, the Company adopted the 1995 Director's Stock Option Plan [the "Director's Plan"]. The Director's Plan provides for the grant of options to purchase up to 100,000 shares of common stock to Directors who are not employees of the Company. Options granted under the Director's Plan will be exercisable commencing a minimum of 6 months from the date of grant for a period of 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[9] OPTIONS AND WARRANTS [CONTINUED]

On August 6, 1993, the Company adopted the 1993 Long Term Incentive Plan [the "1993 Plan"], which was amended on June 24, 1994. The 1993 Plan provides for the issuance of incentive awards in the form of but not limited to stock options, stock appreciation rights, restricted stock and performance grants to purchase up to 1,500,000 shares of common stock and provides that all individuals performing services for the Company are eligible to receive incentive awards. The 1993 Plan is administered by a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of any awards granted will be determined by such committee at its sole discretion. The purpose of the 1993 Plan is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the 1993 Plan will be exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1993 Plan to a stockholder owning more than 10% of the outstanding shares of the common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

On September 17, 1996, the Company adopted the 1996 Stock Option Plan [the "1996 Plan"]. The 1996 Plan provides for awards of incentive stock options and non-qualified options to purchase up to 1,000,000 shares of common stock to employees and directors of the Company. The 1996 Plan provides that non-qualified options must be granted at not less than 80 percent of fair market value on the date granted. No options at less than fair market value have been awarded.

A summary of the activity in the option plans is as follows:

                                              Shares           Price
                                              ------           -----

OUTSTANDING AT SEPTEMBER 30, 1994              445,000    $     2.50 - $2.75

   Granted                                   1,057,000    $     1.25 - $2.00
   Exercised                                        --                    --
   Expired/Canceled                           (130,000)   ($    1.25 - $2.50)
                                         -------------    ------------------

OUTSTANDING AT SEPTEMBER 30, 1995            1,372,000    $     1.25 - $2.75

   Granted                                     758,500    $      .56 - $2.27
   Exercised                                        --                    --
   Expired/Canceled                           (357,000)       ($1.25 - $2.75)
                                         -------------    ------------------

OUTSTANDING AT SEPTEMBER 30, 1996            1,773,500    $      .56 - $2.50
                                         =============    ==================

   Exercisable at September 30, 1996           460,000        $1.375 - $2.00
   ---------------------------------     =============    ==================

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[10] INCOME TAXES EXPENSE [BENEFIT]

The provision for income taxes expense [benefit] consists of the following:

                                                             September 30,
                                                             -------------
                                                        1 9 9 6        1 9 9 5
                                                        -------        -------
CURRENT:
   Federal                                            $   379,000    $       --
   Utilization of Net Operating Loss Carryforward        (379,000)           --
   Federal Loss Carryback                                      --            --
   State and City                                         200,000            --
   Utilization of Net Operating Loss Carryforward        (196,000)           --
                                                      -----------    ----------

   TOTAL CURRENT                                            4,000            --
                                                      -----------    ----------

DEFERRED:
   Federal                                                 15,200       (13,802)
   State and City                                              --       (16,646)
                                                      -----------    ----------

   TOTAL DEFERRED                                          15,200       (30,448)
                                                      -----------    ----------

   Total Income Tax Expense [Benefit]                 $    19,200    $  (30,448)
   ----------------------------------                 ===========    ==========

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                              September 30,
                                                              -------------
                                                        1 9 9 6        1 9 9 5
                                                        -------        -------

Federal Statutory Rate                                       34.0%       (34.0)%
Non Deductible Expenses                                      17.4           --
Benefit of Loss Net Operating Loss                          (51.4           --
Loss for which No Benefit was Realized                         --         30.8
State Income Taxes                                             .5           --
Other                                                         2.1          1.6
                                                      -----------    ---------

   Effective Rate                                             2.6%        (1.6)%
   --------------                                     ===========    =========

The Company has net operating loss carryforwards of approximately $1,300,000 of which $130,000 will expire in 2009 and $1,170,000 in 2010.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[10] INCOME TAXES EXPENSE [BENEFIT] [CONTINUED]

The major components of deferred income tax assets and liabilities are as follows:

                                                      September 30,
                                                      -------------
                                                         1 9 9 6
                                                         -------
Deferred Tax Liabilities:
   Cash Basis Adjustments                             $    (275,188)
   Accelerated Depreciation                                 (76,790)
   Unrealized Gains on Trading Securities                    (3,146)
                                                      -------------

   Total Deferred Tax Liabilities                          (355,124)

Deferred Tax Assets:
   Federal Alternative Minimum Tax Payments                  15,200
   Rent Deferrals                                           119,696
   Net Operating Loss                                       594,835
   Reserves                                                  40,455
   Other                                                      6,855
                                                      -------------

   Total Deferred Tax Assets                                777,041

Net Deferred Tax Asset
   Before Valuation Allowance:                              421,917
   Valuation Allowance                                     (421,917)

   Net Deferred Income Tax Asset                      $          --
   -----------------------------                      =============

The Company recorded a reduction of $285,186 in its valuation allowance due to the achievement of profitable operations giving rise to a reduced net operating loss carryforward available in future years.

[11] SIGNIFICANT CUSTOMER

For the year ended September 30, 1996, one customer accounted for 15 percent of revenue.

[12] RETIREMENT PLAN

The Company maintains a 401[k] savings plan which covers substantially all employees. Under the plan, employees may elect to defer up to 15 percent of their salary, subject to the Internal Revenue Code limits. The Company may make a discretionary match as well as a discretionary contribution. The Company did not make any contributions during the years ended September 30, 1996 and 1995.

[13] FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. Carrying value approximates fair value for amounts classified as due from related parties as the receivables carry market rates of interest. For certain instruments, including cash, trade receivables and trade payables, and short-term debt, it was estimated that the carrying amount approximates fair value for the majority of these instruments because of their short maturities.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[14] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

The  FASB  has  also   issued  SFAS  No.  123,   "Accounting   for   Stock-Based
Compensation," in October of 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method. SFAS No. 123 will not have an impact on the Company's results of operations or financial position.

The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In June 1996, SFAS No. 125 provides accounting and reporting standards which are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets extinguishment of liabilities occurring after December 31, 1996. Adoption of SFAS No. 125 is not expected to have an impact on the Company's financial statements.

[15] SUBSEQUENT EVENT

On December 18, 1996, the Board of Directors of the Company authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions.


                             . . . . . . . . . . . .