Form 10QSB
period 1996-12-31
SOLOMON PAGE GROUP LTD
filed 1997-02-13
CIK 926259

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         COMMISSION FILE NUMBER 0-24928

                          THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              51-0353012
    -------------------------------      ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

1140 AVENUE OF THE AMERICAS, NEW YORK, NY                10036
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (212) 764-9200
                                                  ------------------------------

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes__X__ No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 7, 1997, there were outstanding 5,129,285 shares of the Registrant's Common Stock, $.001 par value.

            Transitional Small Business Disclosure Format:

                                 Yes_____ No__X__

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------

FORM 10-QSB
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------


                          PART I: FINANCIAL INFORMATION

ITEM 1:           Financial Statements                             Page Number
                                                                   -----------

Consolidated Balance Sheet as of December 31, 1996 [Unaudited] ............1
Consolidated Statements of Operations for the three months
ended December 31, 1996 and 1995 [Unaudited] ..............................3
Consolidated Statements of Cash Flows for the three months
ended December 31, 1996 and 1995 [Unaudited] ..............................4
Notes to Consolidated Financial Statements [Unaudited] ....................6


ITEM 2:   Management's Discussion and Analysis or
          Plan of Operation................................................7


                           PART II: OTHER INFORMATION
ITEM 1:   Legal Proceedings...............................................10
ITEM 6:   Exhibits and Reports on Form 8-K................................10
SIGNATURES................................................................11

PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1996 [UNAUDITED]


ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                           $1,729,277
  Short-Term Investments                                               1,529,939
  Accounts Receivable - [Net of Allowance for
   Doubtful Accounts of $96,900]                                       4,627,282
  Other Current Assets                                                   177,175
                                                                      ----------

 TOTAL CURRENT ASSETS                                                  8,063,673
                                                                      ----------

 FURNITURE AND EQUIPMENT  [NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION OF $468,705]                            916,461
                                                                      ----------

OTHER ASSETS:
  Intangible Assets - [Net of Accumulated
         Amortization of $62,347]                                        537,254
  Due from Related Parties                                               176,283
  Security Deposits                                                       96,885
  Restricted Investment                                                   34,466
  Other Assets                                                           110,127
                                                                      ----------

 TOTAL OTHER ASSETS                                                      955,015
                                                                      ----------

 TOTAL ASSETS                                                         $9,935,149
                                                                      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1996 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accrued Salaries and Commissions                                  $ 1,238,624
  Accounts Payable and Accrued Expenses                                 645,321
  Income Taxes Payable                                                   77,926
  Current Portion of Obligations Under Capital Leases                   107,944
  Other Current Liabilities                                             104,735
                                                                    -----------

  TOTAL CURRENT LIABILITIES                                           2,174,550
                                                                    -----------

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                       80,071
  Deferred Credit                                                       289,798
                                                                    -----------

  TOTAL LONG-TERM LIABILITIES                                           369,869
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
    2,000,000 Shares, None Issued or Outstanding                           --

  Common Stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,139,285 Issued
    less 10,000 Treasury Shares                                           5,139

  Additional Paid-in Capital                                          8,488,247

  Treasury Stock; 10,000 shares at Cost                                 (16,250)

  Accumulated Deficit                                                (1,086,406)
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                          7,390,730
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 9,935,149
                                                                    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------

                                                        1996            1995
                                                     -----------    -----------

REVENUE                                              $ 5,478,063    $ 2,999,665
                                                     -----------    -----------

SELLING EXPENSES                                       4,023,637      2,187,247

GENERAL AND ADMINISTRATIVE                               985,912        972,075

DEPRECIATION AND AMORTIZATION                             74,816         54,515
                                                     -----------    -----------

  TOTAL OPERATING EXPENSES                             5,084,365      3,213,837
                                                     -----------    -----------

 INCOME [LOSS] FROM OPERATIONS                           393,698       (214,172)
                                                     -----------    -----------

OTHER INCOME [EXPENSES]:
  Interest and Dividend Income                            33,723         39,170
  Interest Expense                                       (12,167)       (13,843)
  Net Realized and Unrealized Gain on Investments         11,629         53,649
                                                     -----------    -----------

  TOTAL OTHER INCOME                                      33,185         78,976
                                                     -----------    -----------

INCOME [LOSS] BEFORE INCOME TAX EXPENSE                  426,883       (135,196)

INCOME TAX  EXPENSE                                       85,253              0
                                                     -----------    -----------

  NET INCOME [LOSS]                                  $   341,630    ($  135,196)
                                                     ===========    ===========

PRIMARY INCOME [LOSS] PER COMMON SHARE               $      0.07    ($     0.03)
                                                     ===========    ===========

FULLY DILUTED INCOME [LOSS] PER COMMON SHARE         $      0.06    ($     0.03)
                                                     ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------

                                                        1996           1995
                                                     -----------    -----------
OPERATING ACTIVITIES:
  Net Income [Loss]                                  $   341,630    ($  135,196)
                                                     -----------    -----------
  Adjustments to Reconcile Net Income [Loss]
   to Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                         74,816         54,515
    Provision for losses on Accounts Receivable            7,000          7,500
    Deferred Credit                                       23,806            723
    Net Realized and Unrealized Gain on Investments      (12,752)       (53,649)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                 (474,192)      (734,538)
    Other  Assets                                        (46,273)        29,865
    Security Deposits                                    (11,607)       (15,408)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                (86,203)       493,990
    Income Tax Payable                                    77,926           --
    Other  Liabilities                                    12,173         18,370
                                                     -----------    -----------

  Total Adjustments                                  ($  435,306)   ($  198,632)
                                                     -----------    -----------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                      ($   93,676)   ($  333,828)
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Capital Expenditures                                   (36,385)       (28,834)
  Purchase of Investments                             (1,306,862)    (3,840,387)
  Proceeds from Sales of Investments                   1,100,000        865,965
  Purchase of Treasury Stock                             (16,250)          --
  Transfer from Restricted Investment                       --           (3,516)
                                                     -----------    -----------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                      ($  259,497)   ($3,006,772)
                                                     -----------    -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------

                                                        1996           1995
                                                     -----------    -----------

NET CASH - OPERATING ACTIVITIES -
           FORWARDED                                 ($   93,676)   ($  333,828)
                                                     -----------    -----------

NET CASH - INVESTING ACTIVITIES -
           FORWARDED                                 ($  259,497)   ($3,006,772)
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Principal Payments Under Capital
    Lease Obligations                                    (31,106)       (26,817)
  Payments from Related Parties                             --            3,513
                                                     -----------    -----------

  NET CASH - FINANCING ACTIVITIES                    ($   31,106)   ($   23,304)
                                                     -----------    -----------

  NET [DECREASE]  IN CASH AND CASH EQUIVALENTS          (384,279)    (3,363,904)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS       2,113,556      4,445,161
                                                     -----------    -----------

  CASH AND CASH EQUIVALENTS - END OF PERIODS         $ 1,729,277    $ 1,081,257
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                   $    12,167    $    13,843
          Income Taxes                                    19,200           --

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at December 31, 1996 and the results of its operations for the three months ended December 31, 1996 and 1995 and cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of The Solomon-Page Group Ltd. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 1996 included in The Solomon-Page Group Ltd. Form 10-KSB.

[2] INCOME [LOSS] PER SHARE

Income [Loss] per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common Stock equivalents are included if dilutive. The number of weighted average common shares outstanding utilized to compute primary income [loss] per share was 5,139,175 and 5,139,285 and to compute fully diluted income [loss] per share was 5,412,986 and 5,139,285 for the three months ended December 31, 1996 and 1995, respectively.

[3] RECLASSIFICATION

Certain prior period figures have been reclassified to conform with the current period presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

OVERVIEW

            The Company is primarily engaged in the business of providing personnel placement services in three sectors: executive search, contingency recruitment and professional interim staffing. Executive search services are furnished in three industry-specific categories in the publishing, capital markets and managed health care markets. The contingency recruitment sector of the Company's business consists of four functional practices and one industry-specific. The functional practices provide contingency recruitment services to all companies seeking personnel in the legal, human resources, information systems and accounting areas. The industry-specific practice provides contingency recruitment services to the fashion services industry. Interim staffing services are provided to the information systems and technology marketplace by Information Technology Partners, Inc. (ITP), a wholly-owned subsidiary of the Company.

            The following is a summary of the Company's consolidated financial and operating data.

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
STATEMENT OF OPERATIONS DATA:                          1996             1995
-----------------------------                          ----             ----
Revenue                                              $5,478,063      $2,999,665
Income [Loss] from Operations                           393,698        (214,172)
Net Income [Loss]                                       341,630        (135,196)
Primary Income [Loss] Per Common Share                    $0.07          ($0.03)

BALANCE SHEET DATA:                                        December 31, 1996
                                                           -----------------
Working Capital                                                $5,889,123
Total Assets                                                    9,335,149
Long-term Debt, Net of Current Maturities                          80,071
Stockholders' Equity                                            7,390,730

RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

            Revenue increased to approximately $5,478,000 for the three month period ended December 31, 1996 from approximately $3,000,000 for the three month period ended December 31, 1995, an increase of approximately $2,478,000 or 83%. Revenues from the Company's executive search and contingency recruitment segments experienced an increase of 27% to approximately $2,782,000 for the three months ended December 31, 1996 compared to approximately $2,187,000 for the same period in 1995. Revenues of ITP were approximately $2,696,000 for the three month period ended December 31, 1996 compared to approximately $813,000 for the same period in 1995, an increase of approximately $1,883,000 or 232%.

            The increase in revenues for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 for the Company's executive search and contingency recruitment sector can be attributed to the expansion of its client base, strong demand for personnel from existing clients and hiring of additional experienced counselors. In addition, the expansion into the publishing and new media industry and managed health care presence on the West Coast contributed to the increase in revenues for the three months ended December 31, 1996. The Company's interim staffing business experienced significant increases in revenues for three months ended December 31, 1996 compared to the same period in 1995. The increases were attributable to the retention of experienced sales and recruiting personnel, establishment of various customer relationships as well as the expansion into new geographical markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
--------------------------------------------------------------------------------

            Selling expenses for the three month period ended December 31, 1996 totaled approximately $4,031,000 (73% of revenues) compared with approximately $2,187,000 (73% of revenues) for the three months ended December 31, 1995. The increase in selling expenses is directly related to the Company's subsidiary ITP which contributed approximately $2,201,000 for the three months ended December 31, 1996. Such costs consist primarily of payroll relating to temporary staffing requirements, salaries and commissions of sales and recruiting personnel, employee benefits and advertising.

            General and Administrative expenses increased to approximately $986,000 (18% of revenues) for the three months ended December 31, 1996 from approximately $972,000 (32% of revenues ) for the three months ended December 31, 1995. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues.

            Depreciation and Amortization expenses for the three months ended December 31, 1996 totaled approximately $75,000 compared to approximately $55,000 for same periods in 1995. The increase is due to amortization of intangible assets related to the acquisition of trade names and the acquisition of furniture and equipment.

            Due to the factors mentioned above, income from operations was approximately $394,000 for the three months ended December 31, 1996 compared to a loss from operations of approximately $214,000 for the three months ended December 31, 1995. Net income was approximately $342,000 for the three months ended December 31, 1996 compared to a net loss of approximately $135,000 for the three month period ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 1996, the Company's sources of liquidity included approximately $3,259,000 in cash and cash equivalents and short-term investments. In addition, the Company had working capital of approximately $5,889,000 at December 31, 1996. The Company is currently in negotiations with a lender to establish a credit facility.

            During the first three months of fiscal 1997, cash flow used by operations was approximately $94,000, resulting primarily from an increase in accounts receivable which was partially offset by increased earnings. Accounts receivable increased approximately $474,000 compared to September 30, 1996. Cash used in investing activities for the three months ended December 31, 1996 totaled approximately $259,000, most of which was used for the purchase of investments.

            The Company is engaged in final negotiations for an additional 9,400 square feet at its current headquarters at a rental rate similar to that for the floors it occupies under its existing lease.

            Capital expenditures for the remainder of fiscal 1997 are expected to be approximately $350,000, which will primarily relate to the additional rental space.

            The Board of Directors authorized on December 16, 1996 the repurchase of up to 500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of December 31, 1996, the Company has purchased 10,000 shares of common stock.

            The Company believes that its current cash position and investment balances will be sufficient to support current working capital requirements for the next twelve months.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standards Board [FASB] issued Statement of Financial Accounting Standards [SFAS] No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March of 1995, SFAS No. 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
--------------------------------------------------------------------------------

            The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, Accounting for Stock Issued to Employees. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method. SFAS No. 123 will not have a material impact on the Company's results of operations or financial position.

            The FASB issued SAFS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In June 1996, SFAS No. 125 provides accounting and reporting standards which are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Adoption of SFAS No. 125 is not expected to have an impact on the Company's financial statements.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            Reference is made to ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, and to the description therein of a civil action commenced in the Supreme Court of the State of New York, County of New York by Information Technology Partners, Inc., a wholly-owned subsidiary of the Company ("ITP"), against Eastbourne Loss Prevention, Inc. ("Eastbourne") and a counter-action commenced in the same court by Eastbourne.

            The parties have agreed to discontinue the two actions and exchange mutual general releases.


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


                                     THE SOLOMON-PAGE GROUP LTD.
                                     -------------------------------------------
                                                      (Registrant)


           Date:  February 10, 1997  /s/ Herbert B. Solomon
                                     -------------------------------------------
                                     Herbert B. Solomon, Chief Executive Officer


           Date:  February 10, 1997  /s/ Eric M. Davis
                                     -------------------------------------------
                                     Eric M. Davis, Chief Financial Officer
                                     Vice President - Finance