Form 10KSB/A
period 1996-09-30
SOLOMON PAGE GROUP LTD
filed 1997-03-19
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-KSB/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                    51-0353012
----------------------------------            ----------------------------------
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

                          Common Stock, par value $.001
                         Common Stock Purchase Warrants


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

         Transitional Small Business Disclosure Format (check one):

         Yes   / /       No    /X/

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         --------

Exhibit
Number                          Exhibits
------                          --------

 3.1         (a)      Certificate   of   Incorporation,   as  amended,   of  The
                      Solomon-Page  Group Ltd.  (Incorporated  by  reference  to
                      Exhibit 3.1(a) to Registration Statement on Form SB-2, No.
                      33-81026)
             (b)      Certificate of Amendment to  Certificate of  Incorporation
                      of The Solomon- Page Group Ltd  (Incorporated by reference to Exhibit 3.1(b) to Registration  Statement on Form SB-2,
                      No. 33-81026)
 3.2                  Amended and Restated By-Laws of the Company  (Incorporated
                      by reference to Exhibit 3 to the Company's  Current Report on Form 8-K dated June 8, 1995)
 4.1                  Specimen  Common  Stock   Certificate   (Incorporated   by
                      reference to Exhibit 4.1 to Registration Statement on Form
                      SB-2, No. 33-81026)
 4.2                  Specimen Warrant  Certificates  (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, No.
                      33-81026)
10.1                  1993 Long Term Incentive Plan  (Incorporated  by reference to Exhibit  10.2 to  Registration  Statement on Form SB-2,
                      No. 33-81026)
10.2                  1995   Directors'   Stock   Option  Plan  of  the  Company
                      (Incorporated   by   reference  to  Exhibit  99.1  to  the
                      Company's Current Report on Form 8-K dated June 8, 1995)
10.3                  Employment  Agreement  dated June 14,  1993,  as  amended, between the Company and Herbert Solomon (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2, No. 33-81026)
10.4                  Employment  Agreement  dated June 14,  1993,  as  amended, between the Company and Lloyd Solomon (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, No. 33-81026)
10.5                  Amendment  dated June 8, 1995 to that  certain  Employment
                      Agreement dated as of June 14, 1993, by and between the Company and Lloyd Solomon (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated June 8, 1995)
10.6                  Employment  Agreement  dated June 14,  1993,  as  amended, between the Company and Scott Page (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, No. 33-81026)
10.7                  Amendment  dated June 8, 1995 to that  certain  Employment
                      Agreement dated as of June 14, 1993, by and between the Company and Scott Page (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated June 8, 1995)
10.8                  1996 Stock Option Plan

10.9                  Form of Indemnification  Agreement between the Company and its officers and directors  (Incorporated  by reference to
                      Exhibit 10.13 to the Company's  Form 10-KSB for the fiscal year ended September 30, 1995)
10.10                 Charter of the Audit  Committee  of the Board of Directors
                      of the Company  (Incorporated by reference to Exhibit 99.2 to the Company's  Current Report on Form 8-K dated June 8,
                      1995)
10.11                 The Company's Policy on Transactions in Company Securities
                      by Company Officers, Directors and Employees (Incorporated
                      by  reference  to Exhibit  99.3 to the  Company's  Current
                      Report on Form 8-K dated June 8, 1995)
 23                   Consent of Moore  Stephens  P.C.  dated  December  6, 1996
                      (Incorporated  by reference to Exhibit 23 to the Company's
                      Form 10-KSB for the fiscal year ended September 30, 1996).
 *27                  Financial Data Schedule

---------------------------
*        Filed herewith.

(b)      Reports on Form 8-K

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SOLOMON-PAGE GROUP LTD.


Dated:   March 19, 1997             By: /s/ Eric M. Davis
                                        --------------------------------------
                                        Eric M. Davis
                                        Chief Financial Officer, Vice President
                                        Finance