Form 10QSB
period 1997-03-31
SOLOMON PAGE GROUP LTD
filed 1997-05-09
CIK 926259

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         COMMISSION FILE NUMBER 0-24928

                          THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                          51-0353012
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1140 AVENUE OF THE AMERICAS, NEW YORK, NY                         10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code________(212) 764-9200________

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

                                 Yes__X__ No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 6, 1997, there were outstanding 5,129,285 shares of the Registrant's Common Stock, $.001 par value.

            Transitional Small Business Disclosure Format:

                                Yes_____ No___X__

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------


FORM 10-QSB
QUARTERLY REPORT
FOR THE SIX MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------



                          PART I: FINANCIAL INFORMATION

ITEM 1:                Financial Statements                        Page Number
                                                                   ------------


Consolidated Balance Sheet as of March 31, 1997 [Unaudited]....................1

Consolidated Statements of Operations for the three months and six months ended March 31, 1997 and 1996 [Unaudited]......................................3

Consolidated Statements of Cash Flows for the three months and six months ended March 31, 1997 and 1996 [Unaudited]......................................4

Notes to Consolidated Financial Statements [Unaudited].........................6


ITEM 2:                Management's Discussion and Analysis or
                       Plan of Operation.......................................7


                           PART II: OTHER INFORMATION

ITEM 4:                Submission of Matters to a Vote of Security Holders....10

ITEM 6:                Exhibits and Reports on Form 8-K.......................10

SIGNATURES....................................................................11

 PART I.  FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS



THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1997 [UNAUDITED]




ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                          $ 1,309,278
  Short-Term Investments                                               2,032,832
  Accounts Receivable - [Net of Allowance for
   Doubtful Accounts of $96,900]                                       4,908,498
  Other Current Assets                                                   230,248
                                                                     -----------

 TOTAL CURRENT ASSETS                                                  8,480,856
                                                                     -----------

 PROPERTY AND EQUIPMENT  [NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION OF $531,922]                            966,652
                                                                     -----------

OTHER ASSETS:
  Intangible Assets - [Net of Accumulated
         Amortization of $78,421]                                        521,180
  Due from Related Parties                                               176,283
  Security Deposits                                                      109,414
  Restricted Investment                                                   34,466
  Other Assets                                                           141,913
                                                                     -----------

 TOTAL OTHER ASSETS                                                      983,256
                                                                     -----------

 TOTAL ASSETS                                                        $10,430,764
                                                                     ===========


See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1997[UNAUDITED]




LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accrued Salaries and Commissions                                 $  1,557,825
  Accounts Payable and Accrued Expenses                                 509,201
  Income Taxes Payable                                                   82,316
  Current Portion of Obligations Under Capital Leases                    93,053
  Other Current Liabilities                                             163,212
                                                                   ------------

  TOTAL CURRENT LIABILITIES                                           2,405,607
                                                                   ------------

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                       65,401
  Deferred Credit                                                       313,604
                                                                   ------------

  TOTAL LONG-TERM LIABILITIES                                           379,005
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
    2,000,000 Shares. None Issued or Outstanding                           --

  Common Stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,139,285 Issued
    less 10,000 Treasury Shares                                           5,139

  Additional Paid-in Capital                                          8,488,247

  Treasury Stock; 10,000 Shares at Cost                                 (16,250)

  Accumulated Deficit                                                  (830,984)
                                                                   ------------

  TOTAL STOCKHOLDERS' EQUITY                                          7,646,152
                                                                   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 10,430,764
                                                                   ============


See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                          MARCH 31,                              MARCH 31,

                                                                      1997              1996              1997              1996
                                                                      ----              ----              ----              ----

REVENUE                                                          $  6,274,218      $  3,472,717      $ 11,752,281      $  6,472,382
                                                                 ------------      ------------      ------------      ------------

SELLING EXPENSES                                                    4,920,474         2,570,403         8,944,111         4,757,650

GENERAL AND ADMINISTRATIVE                                            964,449           835,351         1,950,361         1,807,426

DEPRECIATION AND AMORTIZATION                                          79,292            58,381           154,108           112,896
                                                                 ------------      ------------      ------------      ------------

  TOTAL OPERATING EXPENSES                                          5,964,215         3,464,135        11,048,580         6,677,972
                                                                 ------------      ------------      ------------      ------------

 INCOME [LOSS] FROM OPERATIONS                                        310,003             8,582           703,701          (205,590)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME [EXPENSES]
  Interest and Dividend Income                                         33,331            36,454            67,054            75,624
  Interest Expense                                                    (10,002)          (13,244)          (22,169)          (27,087)
  Net Realized and Unrealized Gain on Investments                       3,049            49,391            14,678           103,040
                                                                 ------------      ------------      ------------      ------------

  TOTAL OTHER INCOME                                                   26,378            72,601            59,563           151,577
                                                                 ------------      ------------      ------------      ------------

INCOME [LOSS] BEFORE INCOME TAX EXPENSE                               336,381            81,183           763,264           (54,013)

INCOME TAX EXPENSE                                                     80,959              --             166,212              --
                                                                 ------------      ------------      ------------      ------------

  NET INCOME [LOSS]                                              $    255,422      $     81,183      $    597,052      ($    54,013)
                                                                 ============      ============      ============      ============

PRIMARY INCOME [LOSS] PER COMMON SHARE                           $       0.05      $       0.02      $       0.12      ($      0.01)
                                                                 ============      ============      ============      ============

FULLY DILUTED INCOME [LOSS] PER COMMON SHARE                     $       0.05      $       0.02      $       0.11      ($      0.01)
                                                                 ============      ============      ============      ============

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                                       SIX MONTHS ENDED
                                                                                                            MARCH 31,

                                                                                                  1997                     1996
                                                                                                  ----                     ----
OPERATING ACTIVITIES:
  Net Income [Loss]                                                                           $   597,052               ($   54,013)
                                                                                              -----------               -----------
  Adjustments to Reconcile Net Income [Loss]
   to Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                                                 154,108                   112,896
    Provision for losses on Accounts Receivable                                                     7,000                     2,500
    Deferred Credit                                                                                47,612                     1,446
    Net Realized and Unrealized Gain on Investments                                               (14,678)                 (103,040)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                                                          (755,408)               (1,511,121)
    Other  Assets                                                                                (131,132)                 (103,224)
    Security Deposits                                                                             (24,136)                   (5,578)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                                                          96,878                   406,125
    Income Tax Payable                                                                             82,316                      --
    Other Liabilities                                                                              70,650                    58,355
                                                                                              -----------               -----------

  Total Adjustments                                                                           ($  466,790)              ($1,141,641)
                                                                                              -----------               -----------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                                                               $   130,262               ($1,195,654)
                                                                                              -----------               -----------

INVESTING ACTIVITIES:
  Capital Expenditures                                                                           (149,794)                 (113,753)
  Purchase of Investments                                                                      (2,449,740)               (3,050,677)
  Proceeds from Sales of Investments                                                            1,741,911                 1,047,208
  Purchase of Treasury Stock                                                                      (16,250)                     --
  Advances to Related Parties                                                                        --                      (3,487)
  Transfer to Restricted Investment                                                                  --                      (5,281)
                                                                                              -----------               -----------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                                                               ($  873,873)              ($2,125,990)
                                                                                              -----------               -----------

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]

                                                                                                         SIX MONTHS ENDED
                                                                                                             MARCH 31,

                                                                                                  1997                      1996
                                                                                                  ----                      ----
NET CASH - OPERATING ACTIVITIES -
           FORWARD                                                                            $   130,262               ($1,195,654)
                                                                                              -----------               -----------

NET CASH - INVESTING ACTIVITIES -
           FORWARD                                                                            ($  873,873)              ($2,125,990)
                                                                                              -----------               -----------


FINANCING ACTIVITIES:
  Principal Payments Under Capital
    Lease Obligations                                                                             (60,667)                  (54,650)
  Payments from Related Parties                                                                      --                       5,000
                                                                                              -----------               -----------

  NET CASH - FINANCING ACTIVITIES                                                             ($   60,667)              ($   49,650)
                                                                                              -----------               -----------

  NET [DECREASE] INCREASE IN CASH                                                                (804,278)               (3,371,294)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                                2,113,556                 4,445,161
                                                                                              -----------               -----------

 CASH AND CASH EQUIVALENTS - END OF PERIODS                                                   $ 1,309,278               $ 1,073,867
                                                                                              ===========               ===========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                                                            $    22,169               $    27,087
          Income Taxes                                                                        $   136,335                      --


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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1997 and the results of its operations for the three and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

[2] INCOME [LOSS] PER SHARE

Income [Loss] per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common Stock equivalents are included if dilutive. The number of weighted average common shares outstanding utilized to compute primary income [loss] per share was 5,134,257 and 5,139,285 and to compute fully diluted income [loss] per share was 5,524,662 and 5,139,285 for the three and six month periods ended March 31, 1997 and 1996, respectively.

[3] RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

OVERVIEW

            The Company's business is organized into two primary operating divisions: executive search and contingency recruitment as well as interim staffing and consulting. The executive search and contingency recruitment division, which provides full time placement services in the fields of capital markets, accounting and finance, fashion services, information technology, human resources, publishing and new media, legal and managed health care, generated approximately 51% of the Company's revenue for the six months ended March 31, 1997. The interim staffing and consulting division, which provides services to all companies seeking personnel in the information technology and accounting areas, generated approximately 49% of the Company's revenue for the six months ended March 31, 1997. The accounting interim staffing business commenced operations during fiscal 1997.


            The following is a summary of the Company's consolidated financial and operating data.


                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              MARCH 31,                           MARCH 31,
STATEMENT OF OPERATIONS DATA:                                         1997              1996              1997              1996
-----------------------------                                         ----              ----              ----              ----
Revenue                                                           $ 6,274,218       $ 3,472,717       $11,752,281       $ 6,472,382
Income [Loss] from Operations                                         310,003             8,582           703,701          (205,590)
Net Income [Loss]                                                     255,422            81,183           597,052           (54,013)
Primary Income [Loss] Per Common Share                                  $0.05             $0.02             $0.12            ($0.01)

BALANCE SHEET DATA:                                              MARCH 31, 1997
-------------------                                              --------------

Working Capital                                                   $ 6,075,249
Total Assets                                                       10,430,764
Long-term Debt, Net of Current Maturities                              65,401
Stockholders' Equity                                                7,646,152


RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.


            Revenue increased to approximately $6,274,000 for the three month period ended March 31, 1997 from approximately $3,473,000 for the three month period ended March 31, 1996, an increase of approximately $2,801,000 or 81%. Revenues from the Company's executive search and contingency recruitment division experienced an increase of 35% to approximately $3,240,000 for the three months ended March 31, 1997 compared to approximately $2,398,000 for the same period in 1996. Revenues from the Company's interim staffing and consulting division were approximately $3,034,000 for the three month period ended March 31, 1997 compared to approximately $1,074,000 for the same period in 1996, an increase of approximately $1,960,000 or 182%. Revenue increased to approximately $11,752,000 for the six month period ended March 31, 1997 from approximately $6,472,000 for the six month period ended March 31, 1996, an increase of approximately $5,280,000 or 82%. Revenues from the Company's executive search and contingency recruitment division increased 31% to approximately $6,022,000 for the six months ended March 31, 1997 compared to approximately $4,585,000 for the same period in 1996. Revenues from the Company's interim staffing and consulting division were approximately $5,730,000 for the six month period ended March 31, 1997 compared to approximately $1,887,000 for the same period in 1996, an increase of approximately $3,843,000 or 204%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
--------------------------------------------------------------------------------


              The  increase in revenues for the three and six months ended March
31, 1997 compared to the three and six months ended March 31, 1996 for the Company's executive search and contingency recruitment division can be attributed to the expansion of its client base, strong demand for personnel from existing clients and hiring of additional experienced counselors. In addition, the expansion into the publishing and new media industry, as well as increased penetration on the West Coast within the managed health care business contributed to the increase in revenues for the three and six months ended March 31, 1997. The Company's information technology interim staffing and consulting business experienced significant increases in revenues for three and six months ended March 31, 1997 compared to the same periods in 1996. The increases were attributable to the retention of experienced sales and recruiting personnel, establishment of various customer relationships as well as the expansion into new geographical markets.

            Selling expenses for the three months ended March 31, 1997 totaled approximately $4,920,000 (78% of revenues) compared with approximately $2,570,000 (74% of revenues) for the three months ended March 31, 1996. Selling expenses for the six months ended March 31, 1997 totaled approximately $8,944,000 (76% of revenues) compared to approximately $4,758,000 (74% of revenues) for the six months ended March 31, 1997. The increase in selling expenses as a percentage of revenues is directly related to the Company's interim staffing and consulting division, which incurred startup costs during fiscal 1997 associated with the commencement of operations in the accounting interim staffing and consulting business in New York and California. In addition, the Company has incurred costs due to the retention of senior level counselors within various segments of the executive search and contingency recruitment division. The Company's interim staffing and consulting business accounted for approximately $2,474,000 and $4,770,000 for the three and six months ended March 31, 1997, respectively. Such costs consist primarily of payroll relating to interim staffing requirements, salaries and commissions of sales and recruiting personnel, employee benefits, telephone and advertising.

            General and Administrative expenses increased to approximately $964,000 (15% of revenues) and $1,950,000 (17% of revenues), respectively, for the three and six months ended March 31, 1997 compared to approximately $835,000 (24% of revenues) and $1,807,000 (28% of revenues), respectively, for the three and six months ended March 31, 1996. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues.

            Depreciation and Amortization expense for the three and six months ended March 31, 1997 totaled approximately $79,000 and $154,000 compared to approximately $58,000 and $113,000 for same periods in 1996. The increase is due to amortization of intangible assets related to the acquisition of trade names and the acquisition of furniture and equipment.

             Income Tax Expense for the three and six months ended March 31, 1997 were approximately $81,000 and $166,000, respectively, compared with $0 for the three and six months ended March 31, 1996. At September 30, 1996, the Company had net operating loss carryforwards of approximately $1,300,000 to apply to taxable income. The Company's effective tax rate for the period ended March 31, 1997 was approximately 22%, due to the application of net operating loss carryforwards.

            Income from operations was approximately $310,000 and $704,000 for the three and six months ended March 31, 1997, respectively, compared to approximately $9,000 for the three months ended March 31, 1996 and a loss from operations of approximately $206,000 for the six months ended March 31, 1996. The Company's operating results for the three months ended March 31, 1997 include charges of approximately $150,000 relating to the startup of its accounting interim staffing and consulting business.


            Net income was approximately $255,000 and $597,000 for the three and six months ended March 31, 1997 respectively, compared to approximately $81,000 for the three months ended March 31, 1996 and a net loss of approximately $54,000 for the six months ended March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

             As of March 31, 1997, the Company's sources of liquidity included approximately $3,342,000 in cash and cash equivalents and short-term investments. In addition, the Company had working capital of approximately $6,075,000 at March 31, 1996.

             In February 1997, the Company entered into a one year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank which is collateralized by all the Company's assets. The agreement provides for borrowings at the Dime Reference Rate + 1% (currently 9.25%) in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1998, on which date the outstanding principal amount is required to be repaid. To date, the Company has not made any borrowings under this facility.

             During the first six months of fiscal 1997, the Company generated net cash from operations of approximately $130,000, resulting primarily from an increase in earnings. Cash used in investing activities for the six months ended March 31, 1996 totaled approximately $874,000, most of which was used for the purchase of short-term investments.

              In April 1997, the Company leased approximately 9,400 square feet of additional office space at its current headquarters. The minimum annual rental and utility obligations for the additional office space through July 14, 1999 is approximately $190,000, approximately $300,000 from July 15, 1999 through December 31, 2001 and is approximately $345,000 from January 1, 2002 through September 30, 2006. The Company anticipates occupying this space in July 1997.

             Capital expenditures for the remainder of fiscal 1997 are expected to be approximately $300,000, which will primarily relate to the additional rental space.

             The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve to eighteen months.


NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

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

             The Financial Accounting Standards Board [FASB] issued Statement of Financial Accounting Standards [SFAS] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in June 1996.
SFAS No. 125 provides accounting and reporting standards which are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Adoption of SFAS No. 125 is not expected to have an impact on the Company's financial statements.


            The FASB issued [SFAS] No. 128, "Earnings Per Share" in February 1997. SFAS No. 128 specified the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of SFAB No. 128 will not have a material impact on the Company's basic EPS and diluted EPS.

PART II:  OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Annual Meeting of  Stockholders  of the  Corporation
            was held on March 31, 1997. Votes were cast with respect to the election of two directors to Class I of the Board of Directors to serve until the 2000 Annual Meeting of Stockholders as follows:

                                                     NUMBER OF SHARES OF COMMON
                   NUMBER OF SHARES OF COMMON STOCK  STOCK AS TO WHICH AUTHORITY
NOMINEES           VOTED IN FAVOR                    TO VOTE WAS WITHHELD
--------           --------------                    --------------------

Lloyd B. Solomon    4,640,027                         24,400
Joel A. Klarreich   4,640,027                         24,400


            The Stockholders approved the 1996 Stock Option Plan by a vote of 2,202,650 in favor, 296,650 shares against, the holders of 27,980 shares abstaining from voting.


                        The Stockholders  also ratified the appointment of Moore
            Stephens, P.C. (successor to Mortenson & Associates, P.C.) as the independent public accountants for the Corporation for the fiscal year ending September 30, 1997 by a vote of 4,631,247 shares in favor, 13,900 shares against, the holders of 19,280 shares abstaining from voting.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (A)   EXHIBITS:

                     10.1 Demand Grid Note, dated February 24, 1997 between the Company and The Dime Savings Bank.

                     10.2 Continuing General Security Agreement, dated February 24, 1997 between the Company and The Dime Savings Bank.

                     27      Financial Data Schedule


          (B)   REPORTS ON FORM 8-K:  NONE

                           THE SOLOMON-PAGE GROUP LTD.
                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE SOLOMON-PAGE GROUP LTD.___________
                                                           (Registrant)




              Date:  May 6, 1997      /s/ Lloyd B. Solomon
                                      ----------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




              Date:  May 6, 1997      /s/ Eric M. Davis
                                      -----------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance