Form 10QSB
period 1997-06-30
SOLOMON PAGE GROUP LTD
filed 1997-08-13
CIK 926259

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         COMMISSION FILE NUMBER 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   51-0353012
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1140 AVENUE OF THE AMERICAS, NEW YORK, NY             10036
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (212) 764-9200
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

                                 Yes  X   No
                                    ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 11, 1997, there were outstanding 5,129,285 shares of the Registrant's Common Stock, $.001 par value.

            Transitional Small Business Disclosure Format:

                                Yes      No   X
                                   -----   ------

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------



FORM 10-QSB
QUARTERLY REPORT
FOR THE NINE MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------




                          PART I: FINANCIAL INFORMATION

ITEM 1:            Financial Statements                             PAGE NUMBER


Consolidated Balance Sheet as of June 30, 1997 [Unaudited]....................1
Consolidated Statements of Operations for the three months and nine months ended June 30, 1997 and 1996 [Unaudited]......................................3
Consolidated Statements of Cash Flows for the three months and nine months ended June 30, 1997 and 1996 [Unaudited]......................................4
Notes to Consolidated Financial Statements [Unaudited] .......................6


ITEM 2:           Management's Discussion and Analysis or
                   Plan of Operation..........................................7


                           PART II: OTHER INFORMATION

ITEM 6:           Exhibits and Reports on Form 8-K...........................10
SIGNATURES...................................................................11

 PART I.  FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS



THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1997 [UNAUDITED]


ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                 $832,611
  Short-Term Investments                                   2,093,949
  Accounts Receivable - [Net of Allowance for
   Doubtful Accounts of $106,900]                          6,480,416
  Other Current Assets                                       427,791
                                                         ------------

 TOTAL CURRENT ASSETS                                      9,834,767
                                                         ------------

 PROPERTY AND EQUIPMENT  [NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION OF $600,576]                981,048
                                                         ------------

OTHER ASSETS:
  Intangible Assets - [Net of Accumulated
         Amortization of $94,495]                            505,106
  Due from Related Parties                                   166,283
  Security Deposits                                          100,119
  Restricted Investment                                       34,466
  Other Assets                                               116,236
                                                         ------------

 TOTAL OTHER ASSETS                                          922,210
                                                         ------------

 TOTAL ASSETS                                            $11,738,025
                                                         ============

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1997[UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accrued Payroll and Commissions                                 $2,218,735
  Accounts Payable and Accrued Expenses                              598,987
  Income Taxes Payable                                               204,577
  Current Portion of Obligations Under Capital Leases                 75,841
  Other Current Liabilities                                          142,325
                                                                -------------

  TOTAL CURRENT LIABILITIES                                        3,240,465
                                                                -------------

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                    53,166
  Deferred Credit                                                    337,409
                                                                -------------

  TOTAL LONG-TERM LIABILITIES                                        390,575
                                                                -------------

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
    2,000,000 Shares. None Issued or Outstanding                         --

  Common Stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,139,285 Shares
    Issued and  5,129,285 Shares Outstanding                           5,139

  Additional Paid-in Capital                                       8,488,247

  Treasury Stock; 10,000 Shares at Cost                              (16,250)

  Accumulated Deficit                                               (370,151)
                                                                -------------

  TOTAL STOCKHOLDERS' EQUITY                                       8,106,985
                                                                -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $11,738,025
                                                                =============

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                                  --------                  --------

                                                            1997           1996           1997           1996
                                                            ----           ----           ----           ----

REVENUE                                                  $7,825,054     $5,070,172    $19,577,335    $11,542,554
                                                         ----------- --------------  ------------- --------------

SELLING EXPENSES                                          6,034,364      3,753,760     14,978,475      8,511,410

GENERAL AND ADMINISTRATIVE                                1,161,855        932,672      3,112,216      2,740,098

DEPRECIATION AND AMORTIZATION                                84,727         59,662        238,835        172,558
                                                         ----------- --------------  ------------- --------------

  TOTAL OPERATING EXPENSES                                7,280,946      4,746,094     18,329,526     11,424,066
                                                         ----------- --------------  ------------- --------------

 INCOME FROM OPERATIONS                                     544,108        324,078      1,247,809        118,488
                                                         ----------- --------------  ------------- --------------

OTHER INCOME [EXPENSES]
  Interest and Dividend Income                               31,060         29,895         98,114        105,520
  Interest Expense                                           (6,281)       (11,590)       (28,450)       (38,677)
  Net Realized and Unrealized Gain on Investments            14,207         30,971         28,885        134,010
                                                         ----------- --------------  ------------- --------------

  TOTAL OTHER INCOME                                         38,986         49,276         98,549        200,853
                                                         ----------- --------------  ------------- --------------

INCOME BEFORE INCOME TAX EXPENSE                            583,094        373,354      1,346,358        319,341

INCOME TAX EXPENSE                                          122,261             --        288,473             --
                                                         ----------- --------------  ------------- --------------

  NET INCOME                                               $460,833       $373,354     $1,057,885       $319,341
                                                         =========== ==============  ============= ==============

PRIMARY NET INCOME PER COMMON SHARE                           $0.07          $0.07          $0.17          $0.06
                                                         =========== ==============  ============= ==============

FULLY DILUTED NET INCOME PER COMMON SHARE                     $0.07          $0.07          $0.17          $0.06
                                                         =========== ==============  ============= ==============

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                   NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                       --------

                                                                1997                        1996
                                                                ----                        ----
OPERATING ACTIVITIES:
  Net Income                                                $1,057,885                    $319,341
                                                        ---------------          ------------------
  Adjustments to Reconcile Net Income
   to Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                              238,835                     172,558
    Provision for losses on Accounts Receivable                 42,000                      39,000
    Deferred Credit                                             71,417                       2,169
    Net Realized and Unrealized Gain on Investments            (28,885)                   (134,010)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                     (2,362,326)                 (2,686,969)
    Other  Assets                                             (302,998)                   (110,471)
    Security Deposits                                          (14,841)                     (8,637)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                      847,574                   1,009,737
    Income Tax Payable                                         204,577                          --
    Other Liabilities                                           49,763                     115,703
                                                        ---------------          ------------------

  Total Adjustments                                        ($1,254,884)                ($1,600,920)
                                                        ---------------          ------------------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                              ($196,999)                ($1,281,579)
                                                        ---------------          ------------------

INVESTING ACTIVITIES:
  Capital Expenditures                                        (232,843)                   (157,607)
  Purchase of Investments                                   (2,696,650)                 (4,152,434)
  Proceeds from Sales of Investments                         1,941,911                   1,577,322
  Purchase of Treasury Stock                                   (16,250)                         --
  Advances to Related Parties                                       --                     (28,487)
  Transfer to Restricted Investment                                 --                      90,043
                                                        ---------------          ------------------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                            ($1,003,832)                ($2,671,163)
                                                        ---------------          ------------------

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]

                                                                       NINE MONTHS ENDED
                                                                            JUNE 30,

                                                            1997                        1996
                                                            ----                        ----

NET CASH - OPERATING ACTIVITIES -
           FORWARD                                         ($196,999)                ($1,281,579)
                                                        -------------           -----------------

NET CASH - INVESTING ACTIVITIES -
           FORWARD                                       ($1,003,832)                ($2,671,163)
                                                        -------------           -----------------


FINANCING ACTIVITIES:
  Principal Payments Under Capital
    Lease Obligations                                        (90,114)                    (83,538)
  Payments from Related Parties                               10,000                       5,000
                                                        -------------           -----------------

  NET CASH - FINANCING ACTIVITIES                           ($80,114)                   ($78,538)
                                                        -------------           -----------------

  NET [DECREASE] INCREASE IN CASH                         (1,280,945)                 (4,031,280)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS           2,113,556                   4,445,161
                                                        -------------           -----------------

 CASH AND CASH EQUIVALENTS - END OF PERIODS                 $832,611                    $413,881
                                                        =============           =================

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                           $28,450                     $38,677
          Income Taxes                                      $136,335                          --


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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of its operations for the three and nine months ended June 30, 1997 and 1996 and cash flows for the nine months ended June 30, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

[2] NET INCOME PER SHARE

Net Income per share of common stock is computed based on the weighted average number of common shares outstanding for each period presented, utilizing the modified treasury stock method. Common Stock equivalents are included if their effect is dilutive. The number of weighted average common shares outstanding utilized to compute primary income per share was 9,076,225 and 5,139,285 and to compute fully diluted income per share was 9,076,225 and 5,228,525 for the three and nine months ended June 30, 1997 and 1996, respectively. [See Exhibit 11]

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. The impact is expected to result in an increase in primary and fully diluted earnings for the three and nine months ended June 30, 1997 of $.01 and $.02 per share, respectively.

[3] RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

OVERVIEW

            The Company's business is organized into two primary operating divisions: executive search and full time contingency recruitment as well as flexible staffing and consulting. The executive search and full time contingency recruitment division has eight lines of business including four industry (capital markets, publishing and new media, healthcare and fashion services), and four functional (information technology, accounting, human resources and legal). The executive search and full time contingency recruitment division generated approximately 49% of the Company's revenue for the nine months ended June 30, 1997. The flexible staffing and consulting division, which provides services to all companies seeking personnel in the information technology, accounting and human resources areas, generated approximately 51% of the Company's revenue for the nine months ended June 30, 1997. The accounting and human resources flexible staffing businesses commenced operations during fiscal 1997.


            The following is a summary of the Company's consolidated financial and operating data.


                                                    THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         JUNE 30,                                    JUNE 30,
                                                         --------                                    --------
STATEMENT OF OPERATIONS DATA:                    1997                  1996                 1997                   1996
-----------------------------                    ----                  ----                 ----                   ----
Revenue                                       $7,825,054          $5,070,172            $19,577,335            $11,542,554
Income from Operations                           544,108             324,078              1,247,809                118,488
Income Before Income Tax Expense                 583,094             373,354              1,346,358                319,341
Income Tax Expense                               122,261                   0                288,473                      0
Net Income                                       460,833             373,354              1,057,885                319,341
Primary Income Per Common Share                    $0.07               $0.07                  $0.17                  $0.06

BALANCE SHEET DATA:                              JUNE 30, 1997
-------------------                              -------------
Working Capital                                   $6,594,302
Total Assets                                      11,738,025
Long-term Debt, Net of Current Maturities             53,166
Stockholders' Equity                               8,106,985


RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.


            Revenue increased to approximately $7,825,000 for the three months ended June 30, 1997 from approximately $5,070,000 for the three months ended June 30, 1996, an increase of approximately $2,755,000 or 54%. Revenues from the Company's executive search and full time contingency recruitment division experienced an increase of 22% to approximately $3,606,000 for the three months ended June 30, 1997 compared to approximately $2,960,000 for the same period in 1996. Revenues from the Company's flexible staffing and consulting division were approximately $4,219,000 for the three months ended June 30, 1997 compared to approximately $2,110,000 for the same period in 1996, an increase of approximately $2,109,000 or 100%. Revenue increased to approximately $19,577,000 for the nine months ended June 30, 1997 from approximately $11,543,000 for the nine months ended June 30, 1996, an increase of approximately $8,034,000 or 70%. Revenues from the Company's executive search and full time contingency recruitment division increased 28% to approximately $9,628,000 for the nine months ended June 30, 1997 compared to approximately $7,545,000 for the same period in 1996. Revenues from the Company's flexible staffing and consulting division were approximately $9,949,000 for the nine months ended June 30, 1997 compared to approximately $3,998,000 for the same period in 1996, an increase of approximately $5,951,000 or 149%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
----------------------------------------------------------------------

              The increase in revenues for the three and nine months ended June 30, 1997 compared to the three and nine months ended June 30, 1996 for the Company's executive search and full time contingency recruitment division is primarily attributable to the expansion of its client base and strong demand for personnel from existing clients. Also, the addition of experienced counselors contributed to the increase in revenues. The Company's information technology flexible staffing and consulting business experienced significant increases in revenues for three and nine months ended June 30, 1997 compared to the same periods in 1996. The increases were attributable to the hiring of experienced sales and recruiting personnel as well as the establishment and penetration of customer relationships.

            Selling expenses for the three months ended June 30, 1997 totaled approximately $6,034,000 (77% of revenues) compared with approximately $3,754,000 (74% of revenues) for the three months ended June 30, 1996. Selling expenses for the nine months ended June 30, 1997 totaled approximately $14,978,000 (77% of revenues) compared to approximately $8,511,000 (74% of revenues) for the nine months ended June 30, 1997. The increase in selling expenses as a percentage of revenues is directly related to the Company's flexible staffing and consulting division, which incurred startup costs during fiscal 1997 associated with the commencement of operations in the accounting and human resources flexible staffing and consulting business. In addition, the Company has incurred costs due to the hiring of senior level counselors within various segments of the executive search and full time contingency recruitment division. Such costs consist primarily of payroll relating to flexible staffing requirements, salaries and commissions of sales and recruiting personnel, employee benefits, telephone and advertising.

            General and Administrative expenses increased to approximately $1,162,000 (15% of revenues) and $3,112,000 (16% of revenues), respectively, for the three and nine months ended June 30, 1997 compared to approximately $933,000 (18% of revenues) and $2,740,000 (24% of revenues), respectively, for the three and nine months ended June 30, 1996. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues.

            Depreciation and Amortization expense for the three and nine months ended June 30, 1997 totaled approximately $85,000 and $239,000 compared to approximately $60,000 and $173,000 for same periods in 1996. The increase is due to amortization of intangible assets related to the acquisition of trade names and the acquisition of furniture and equipment.

             Income from operations was approximately $544,000 and $1,248,000 for the three and nine months ended June 30, 1997, respectively, compared to approximately $324,000 and $118,000 for the three and nine months ended June 30, 1996. The Company's operating results for the three and nine months ended June 30, 1997 include charges of approximately $85,000 and $250,000, respectively, relating to the startup of its accounting and human resource flexible staffing and consulting business.

             Income Tax Expense for the three and nine months ended June 30, 1997 were approximately $122,000 and $288,000, respectively, compared with $0 for the three and nine months ended June 30, 1996. At September 30, 1996, the Company had net operating loss carryforwards of approximately $1,300,000, of which $1,200,000 can be applied to fiscal 1997 taxable income. The Company's effective tax rate for the nine months ended June 30, 1997 was approximately 21%, due to the application of net operating loss carryforwards.

            Net income was approximately $461,000 and $1,058,000 for the three and nine months ended June 30, 1997 respectively, compared to approximately $373,000 and $319,000 for the three and nine months ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1997, the Company's sources of liquidity included approximately $2,927,000 in cash and cash equivalents and short-term investments. The Company's working capital was approximately $6,594,000 at June 30, 1997.

             In February 1997, the Company entered into a one year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank which is collateralized by all the Company's assets. The agreement provides for borrowings at the Dime Reference Rate + 1% (currently 9.50%) in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1998, on which date the outstanding principal amount is required to be repaid. To date, the Company has not made any borrowings under this facility.

             During the first nine months of fiscal 1997, the Company used cash from operations of approximately $197,000, resulting primarily from an increase in accounts receivable. Cash used in investing activities for the nine months ended June 30, 1997 totaled approximately $1,004,000, most of which was used for the purchase of short-term investments and capital expenditures.

              In April 1997, the Company leased approximately 9,400 square feet of additional office space at its current headquarters. The minimum annual rental and utility obligations for the additional office space through July 14, 1999 is approximately $190,000, approximately $300,000 from July 15, 1999 through December 31, 2001 and is approximately $345,000 from January 1, 2002 through September 30, 2006. The Company occupied this space in August 1997.

             Capital expenditures for the remainder of fiscal 1997 are expected to be approximately $200,000, which will primarily relate to the additional rental space.

             The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve to eighteen months.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standards Board [FASB] has issued Statement of Financial Accounting Standards [SFAS] No. 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, Accounting for Stock Issued to Employees. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method. SFAS No. 123 will not have an impact on the Company's results of operations or financial position.

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

            The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company is currently studying the future impact on its financial statements upon the adoption of SFAS No. 128.

PART II:  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (A)           EXHIBITS:


                        11    Schedule of Computation of Income Per Common Share

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


                                        THE SOLOMON-PAGE GROUP LTD.
                                        ---------------------------
                                                    (Registrant)




             Date:  August 11, 1997    /s/ LLOYD B. SOLOMON
                                       --------------------------
                                       Lloyd B. Solomon, Chief Executive Officer




             Date:  August 11, 1997    /S/ ERIC M. DAVIS
                                       -----------------------------------
                                       Eric M. Davis, Chief Financial Officer
                                       Vice President - Finance