Form 10KSB
period 1997-09-30
SOLOMON PAGE GROUP LTD
filed 1998-01-13
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------   ----------

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                 51-0353012
   --------------------------------          -------------------------------
   (State or other jurisdiction of            (IRS Employer Identification
    incorporation or organization                        Number)



              1140 Avenue of the Americas, New York, New York 10036
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)       (Zip Code)

       Registrant's telephone number, including area code: (212) 764-9200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, without par value $.001
                         Common Stock Purchase Warrants


                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---   ---

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

                  State the issuer's  revenues for its most recent  fiscal year:
The issuer's revenues for the fiscal year ended September 30, 1997 were $28,996,485.

                  The  aggregate  market  value  of the  voting  stock  held  by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on December 31, 1997 was approximately: $11,603,400. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 31, 1997, there were outstanding 5,129,285 shares of the Registrant's Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

                  Transitional Small Business Disclosure Format (check one):

                  Yes / /  No /X/

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS
                  -----------------------

General

         The Company is a specialty niche provider of staffing services organized into two primary operating divisions: executive search / full time contingency recruitment and temporary staffing and consulting. The executive search and full time contingency recruitment division has eight lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and four functional (information technology, accounting, human resources and legal). The temporary staffing and consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas. The accounting and human resources temporary staffing and consulting businesses commenced operations during fiscal 1997.

         In the executive search and full time contingency recruitment division, fees usually range between 20% and 33% of the placed employee's guaranteed first year's compensation. In the executive search sector, the Company generally obtains a non-refundable retainer of approximately one-third of the estimated fee at the inception of an engagement, with the balance of the fee payable on terms negotiated with the client. A substantial portion of the deferred payment is usually contingent on the successful completion of the placement. In the full time contingency recruitment sector, the entire fee is contingent upon successful completion of the placement, although under certain circumstances a non-refundable retainer payment of a portion of the fee may be received at the outset. In the temporary staffing and consulting division, the Company is compensated by its clients for services provided by temporary employees on a time and materials basis. The Company's primary costs, in addition to its fixed costs such as rental expense, salaries of administrative personnel and advertising, are the variable costs attributable to payroll relating to temporary staffing requirements, commissions of sales and recruiting personnel and employee benefits.

         The Solomon-Page Group Ltd. is a Delaware corporation formed in June 1993 that succeeded to the business of a predecessor New York corporation with the same name through a merger that was effected in May 1994. The predecessor commenced operations in 1990. References herein to the "Company" are references to The Solomon-Page Group Ltd. and its wholly-owned subsidiary, Information Technology Partners, Inc. ("ITP").

Industry Overview

         According to the Staffing Industry Report, revenues for the staffing industry were expected to exceed $86 billion for 1997. Temporary help, the largest staffing services segment, was estimated to have 1997 revenues of approximately $54 billion and has grown at an average annual rate of approximately 19% over the past five years. Information technology services has become one of the fastest growing segments to the staffing services industry, as the increased use of technology has led to a dramatic rise in demand for technical project support, software development and other computer-related services. Revenues from the information technology services segment were estimated at approximately $15 billion for 1997, representing a 27% increase over 1996. The placement and search sector of the staffing industry consists of three segments, retained search, contingency recruitment and temp-to-perm. Revenues for the placement and search sector were estimated to exceed $10 billion for 1997.

Scope of Staffing Services Provided

         The Company provides its services to clients primarily in the New York metropolitan area, but increasingly on a nationwide and global basis to certain of the industries and functional areas that it serves. The Company's retained executive search and contingency recruitment business is currently divided into eight groups.

Retained Executive Search

         CAPITAL MARKETS (SALES AND TRADING/INVESTMENT BANKING). The Company's capital markets group primarily services global financial services institutions in North America, Europe and Asia. This group places traders, institutional sales people, investment bankers, research and quantitative analysts and portfolio managers, and focuses on middle and senior level positions.

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

Contingency Recruitment

         INFORMATION TECHNOLOGY. The Company's information technology division conducts search assignments for a diverse client base, including those in the investment banking, financial services, communications, retail and high technology industries. The division fills positions at many levels and functions, such as Chief Information Officers and Directors, project managers and programmers, as well as less technical positions such as systems liaisons, business systems analysts and help desk personnel.

         LEGAL PROFESSIONALS. The Company's legal professional division serves primarily the New York metropolitan area, providing attorneys to law firms, financial institutions and public and privately held companies. In law firms, the division fills positions at the associate, of counsel and partner level. For corporations, lawyers are provided for all positions under the auspices of General Counsel. Specialty practice areas include corporate, banking, real estate, ERISA and tax law, labor and employment, environmental law, trusts and estates, intellectual property and litigation.

         HUMAN RESOURCES: The Company's human resources division undertakes search assignments for a diverse client base, from Fortune 1000 companies to mid-size companies, in various industries such as financial services, consumer products, manufacturing, publishing, telecommunications and high technology. The Company fills positions for such human resources areas as management and organizational planning, compensation and benefits, labor relations and training. In addition, the Company recruits communications professionals with backgrounds in areas including marketing communications, internal communications, investor relations, public relations, media relations, writing and editing.

         ACCOUNTING AND FINANCE. The Company's accounting and finance group specializes in providing financial and accounting personnel such as chief financial officers, controllers, treasurers, financial analysts, financial systems managers, bookkeepers and other related personnel to a wide variety of corporate employers in various industries such as publishing, investment banking, advertising, insurance, healthcare, apparel and real estate. Within this division, the Company has added a concentration in management consulting. This area focuses on addressing the needs of clients in the areas of business and strategic planning, corporate development and change management.

         FASHION SERVICES. The Company's fashion services group specializes in providing management, design and other professionals to clients engaged in the fashion services and retail industries, including manufacturers, specialty and department stores, chains, mass merchandisers and catalogue companies. The Company fills positions at the middle to senior executive levels in many functional areas such as buyers, designers, sales and production.

Temporary Staffing and Consulting

         INFORMATION TECHNOLOGY. The Company's information technology temporary staffing and consulting business provides services on a time and materials basis to clients within the financial services, consumer products, telecommunications, consulting and insurance industries. The Company supplies skilled professionals in the areas of Application Development, Business Analysis, Help Desk Support, Networking, Project Management and Quality Assurance.

         ACCOUNTING AND HUMAN RESOURCES. During Fiscal 1997, the Company expanded its existing presence within its full time accounting and human resources specialty niches by providing temporary staffing and consulting services to existing as well as new clients through dedicated teams of experienced staffing or industry personnel.

Operational Procedures

         The Company concentrates on establishing and maintaining strong relationships with its clients in each industry or functional group. In this way, it is able to become familiar with and sensitive to its clients' specific needs, thereby facilitating its ability to provide high-quality services, which in turn enhances client loyalty and repeat business. In addition, although the Company's divisional structure causes its employees to concentrate on specific areas, they are trained and compensated to recognize cross-selling opportunities when they exist. The Company believes that its focus on comprehensive client service is one of the primary reasons it receives a large number of new business referrals from existing clients.

         The  Company  recruits  its  candidates   primarily   through  targeted
telephone solicitation and referrals by past and current candidates and through advertising in local and national media and on the Internet.

         Two customers of the Company accounted for approximately 11% and 10%, respectively, of the Company's revenues during the fiscal year ended September 30, 1997.

Business Expansion

         During the next fiscal year, the Company intends to continue to expand its current retained executive search, full-time contingency recruitment and temporary staffing and consulting business sectors through the retention of its existing staff of experienced personnel counselors as well as the addition of new counselors with placement experience, who will complement the Company's current scope of business. Also, the Company aggressively pursues opportunities to attract highly skilled staffing industry professionals in new areas of retained executive search, contingency recruitment and temporary staffing and consulting on an ongoing proactive basis.

         The Company intends to focus on blending temporary and full time placement services by continuing to expand its existing presence within the Information Technology, Accounting, Legal and Human Resources businesses in order to capitalize on synergies in client relationships as well as extensive knowledge of applicants and consultants in these functional areas of expertise. ITP, the Company's information technology temporary staffing and consulting business, is aggressively pursuing a strategy of continued rapid expansion, either by attracting seasoned sales and recruitment professionals or by acquisition. According to staffing industry analysts, information technology temporary placement is the most rapidly growing sector of the staffing market with high gross margins and continued forecasts of additional long-term revenue growth potential. ITP has recruited experienced marketing, recruiting and administrative professionals to service Fortune 1000 and mid-sized clients on a local, regional and subsequently nationwide basis. The staff comprises senior level individuals with existing client and consultant relationships so that the business can continue to grow in an expedient manner with a high degree of customer satisfaction. The Company believes that this expansion will achieve operating efficiencies due to its existing infrastructure. This expansion will be facilitated through either internal growth or acquisition.

         This extension of services would enable the Company to expand its product mix and geographic scope as well as to further the consultative nature of long-term client relationships. This expansion would also enable the Company to market a number of recruitment services to clients by cross-selling the firm's diversified capabilities.

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

Employees

         As of September 30, 1997, the staff of the Company consisted of 110 full-time employees, including the Company's four executive officers, 76 recruitment and placement counselors and 30 administrative and clerical employees. None of the Company's employees is represented by a labor organization and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be excellent.

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

Trademarks and Service Marks

         The Company does not own any registered trademarks, service marks or trademarks, but may seek the registration of its logo, trade name or domain name in the future.

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------

         In May 1993, the Company entered into a lease, expiring September 30, 2006, for approximately 9,400 square feet of office space in New York, New York, which is the Company's principal executive office. The lease provides for minimum annual rental and utility obligations for years two through six of the lease (after one rent-free year) of approximately $210,000. It further provides for minimum annual rental and utility obligations for years seven through 11 of the lease of approximately $226,000 and for minimum annual rental and utility obligations for years 12 and 13 of the lease of approximately $282,000.

         In December 1994, the Company amended the lease described above to include approximately 9,400 square feet of additional office space at the same location. The minimum annual rental and utility obligations for the additional office space through September 30, 2000 is approximately $259,000 (after four rent-free months following the first anniversary and four rent-free months following the second anniversary of the amendment commencement date) and is $306,000 from October 1, 2000 through September 30, 2006. The Company occupied this space in July 1995.

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

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS
                  ------------------------------------

         The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) SmallCap market under the symbol SOLP. The table below sets forth the range of sale prices of the Common Stock as reported by Nasdaq for the fiscal periods specified.


                                                             Common Stock
                                                           High         Low
                                                           ----         ---
Fiscal 1997
-----------

First Quarter....................................        $2-5/16      $1-3/8
Second Quarter...................................         3-1/8       1-15/16
Third Quarter....................................        2-13/16      1-15/16
Fourth Quarter ..................................        3-11/16       2-1/2

Fiscal 1996
-----------

First Quarter....................................         $15/16       $1/2
Second Quarter...................................           7/8        5/16
Third Quarter....................................         2-1/2        27/32
Fourth Quarter ..................................        2-11/16       1-1/2


         As of December 31, 1997, there were 39 record holders of the Company's Common Stock. The Company believes that there are in excess of 700 beneficial owners of its Common Stock additional to such record holders.

         The Company has never paid any dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for the development and growth of the Company.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION
                  ---------------------------------------

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

Overview

         The Company is a specialty niche provider of staffing services organized into two primary operating divisions: executive search and full time contingency recruitment as well as temporary staffing and consulting. The executive search and full time contingency recruitment division has eight lines of business including four industry (capital markets, publishing and new media, healthcare and fashion services), and four functional (information technology, accounting, human resources and legal). The temporary staffing and consulting division provides services to all companies seeking personnel in the information technology, accounting and human resources areas. The accounting and human resources temporary staffing and consulting businesses commenced operations during fiscal 1997.

         The following is a summary of the Company's consolidated financial and operating data:


                                                 Fiscal Year Ended September 30,
                                                 ------------------------------
Statements of Operations Data:                   1997                 1996
------------------------------                  ------               -----
Revenue                                       $28,996,485         $17,165,836
Income from Operations                          1,691,499             509,313
Net Income                                      1,282,365             710,326
Primary Income Per Common Share                      $.20                $.14
Fully Diluted Income Per Common Share                 .20                $.13

Balance Sheet Data:                          September 30, 1997
-------------------                          ------------------
Working Capital                                $4,921,334
Total Assets                                   12,815,456
Long-term Debt, Net of Current Maturities          36,473
Stockholders' Equity                            8,331,465


Results of Operations

Fiscal 1997 Compared to Fiscal 1996

         Revenue  increased  to  approximately  $28,996,000  for the fiscal year ended September 30, 1997 from approximately $17,166,000 for the fiscal year ended September 30, 1996, an increase of approximately $11,830,000 or 69%. These results were achieved with only a 19% increase in recruitment and placement counselors. Revenues from the Company's executive search and full time contingency recruitment division experienced an increase of 37% to approximately $14,517,000 for the fiscal year ended September 30, 1997 compared to approximately $10,559,000 for the same period in 1996. Revenues from the Company's temporary staffing and consulting division were approximately $14,479,000 for the fiscal year ended September 30, 1997 compared to approximately $6,607,000 for the same period in 1996, an increase of approximately $7,872,000 or 119%.

         The increase in revenues for the fiscal year ended September 30, 1997 compared to the fiscal year ended September 30, 1996 for the Company's executive search and full time contingency recruitment division is primarily attributable to the expansion of its client base and strong demand for personnel from existing clients. Also, the addition of experienced counselors contributed to the increase in revenues. The Company's information technology temporary staffing and consulting business experienced significant increases in revenues for fiscal year ended September 30, 1997 compared to the same period in 1996. This increase was attributable to the hiring of experienced sales and recruiting personnel as well as the establishment and penetration of customer relationships. In addition, during fiscal 1997 the Company expanded its existing presence within its accounting and human resources specialty niches by providing temporary staffing and consulting services to existing as well as new clients through dedicated teams of experienced staffing or industry personnel. These expanded operations also contributed to the increase in revenues for the fiscal year ended September 30, 1997.

         Selling expenses for the fiscal year ended September 30, 1997 totaled approximately $22,413,000 (77% of revenues) compared with approximately $12,763,000 (74% of revenues) for the fiscal year ended September 30, 1996. The increase in selling expenses as a percentage of revenues is directly related to the Company's temporary staffing and consulting business, which incurred startup costs during fiscal 1997 associated with the commencement of operations in the accounting and human resources temporary staffing and consulting business. In addition, the Company has incurred costs due to the hiring of senior level counselors within various segments of the executive search and full time contingency recruitment division. Such costs consist primarily of payroll relating to temporary staffing requirements, salaries and commissions of sales and recruiting personnel, employee benefits, telephone and advertising.

         General and Administrative expenses increased to approximately $4,555,000 (16% of revenues) for the fiscal year ended September 30, 1997 compared to approximately $3,653,000 (21% of revenues), for the same period in 1996. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues. The increase in general and administrative expenses is primarily a result of planned business expansion through the retention of additional administrative personnel and leasing of additional office space.

         Depreciation and Amortization expense for the fiscal year ended September 30, 1997 totaled approximately $337,000 compared to approximately $241,000 for same period in 1996. The increase is due to increased capital expenditures and the amortization of intangible assets related to the acquisition of trade names.

         Income from operations was approximately $1,691,000 for the fiscal year ended September 30, 1997 compared to approximately $509,000 for the fiscal year ended September 30, 1996. The Company's operating results for the fiscal year ended September 30, 1997 include charges of approximately $300,000 relating to the startup of its accounting and human resource temporary staffing and consulting business and a $200,000 charge relating to a potentially uncollectible receivable.

         Income Tax Expense for the fiscal year ended September 30, 1997 was approximately $553,000 compared with approximately $19,000 for the fiscal year ended September 30, 1996.

At September 30, 1997, the Company has net operating loss carryforwards of approximately $54,000 which can be applied to future taxable income. The Company's effective tax rate for the fiscal year ended September 30, 1997 was approximately 30% compared to approximately 3% in Fiscal 1996, due to the utilization of net operating loss carryforwards in Fiscal 1996.

         Due to  the  factors  mentioned  above  net  income  was  approximately
$1,282,000   for  the  fiscal  year  ended   September   30,  1997  compared  to
approximately $710,000 for the fiscal year ended September 30, 1996.

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

Liquidity and Capital Resources

         As of September 30, 1997, the Company's sources of liquidity included approximately $1,309,000 in cash and cash equivalents. The Company's working capital was approximately $4,921,000 at September 30, 1997. In addition, the Company has available approximately $1,251,000 of long term investments as a source of liquidity as required.

         In February 1997, the Company entered into a one year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank which is collateralized by all of the Company's assets. The agreement provides for borrowings at the Dime Reference Rate + 1% (currently 9.50%) in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1998, on which date the outstanding principal amount is required to be repaid. The Company has borrowed approximately $1,400,000 under the credit facility during the period from October 9, 1997 to December 31, 1997, most of which was used for the repurchase of the Company's Class A redeemable common stock purchase warrants. The Company believes that it will be able to extend such facility on substantially the same terms as are currently in effect for an additional one year period. If the Company is unable to extend such facility, the Company believes that an alternative facility can be obtained on substantially similar terms, although there can be no assurance in such regard.


         Cash flows provided by (used in) operating activities for the fiscal years ended September 30, 1997 and 1996 were approximately $292,000 and ($650,000), respectively. The improvement in cash flows for the year ended September 30, 1997 compared to 1996 was due primarily to higher earnings. Cash flows used in investing activities for the fiscal years ended September 30, 1997 and 1996 were approximately $1,861,000 and $1,568,000, respectively. Most of the cash used in investing activities was for the purchase of short-term investments and capital expenditures.

         Capital expenditures for fiscal 1998 are expected to be approximately $500,000, which will primarily relate to the upgrading of computers, telephone system and various leasehold improvements.

         On October 31, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 of the Class A Warrants. Purchases are being made from time to time on the Nasdaq Small Cap market or otherwise at prevailing market prices and may be made in privately negotiated transactions. At December 31, 1997, an aggregate of 962,562 Class A Warrants had been repurchased for an aggregate purchase price of $1,018,303. The Company also terminated its common stock repurchase plan which was authorized on December 31, 1996.

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

New Authoritative Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method. SFAS No. 123 will not have an impact on the Company's results of operations or financial position.

         The FASB has also issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

         SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by APB Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented. The Company's basic EPS as calculated under SFAS No. 128 would have been $.25 and $.14 for the years ended September 30, 1997 and 1996, respectively. The Company diluted EPS as calculated under SFAS No. 128 would have been $.23 and $.14 for the years ended September 30, 1997 and 1996, respectively.

         SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

         The FASB also issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

                  See Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  ------------------------------------------------

                  None.

                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                  -------------------------------------------------------------

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

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

Exhibit
Number                Exhibits
------                --------

  10.8                1996 Stock  Option  Plan,  (Incorporated  by  reference to
                      Exhibit 10.8 to the  Company's  Form 10-KSB for the fiscal year ended September 30, 1996)
  10.9                Form of Indemnification  Agreement between the Company and its officers and directors  (Incorporated  by reference to
                      Exhibit 10.13 to the Company's  Form 10-KSB for the fiscal year ended September 30, 1995)
  10.10               Charter of the Audit  Committee  of the Board of Directors
                      of the Company  (Incorporated by reference to Exhibit 99.2 to the Company's  Current Report on Form 8-K dated June 8,
                      1995)
  10.11               The Company's Policy on Transactions in Company Securities
                      by Company Officers, Directors and Employees (Incorporated
                      by  reference  to Exhibit  99.3 to the  Company's  Current
                      Report on Form 8-K dated June 8, 1995)
   *11                Schedule of Computation of Net Income per Common Share
   *23                Consent of Moore Stephens P.C. dated January 12, 1998
   *27                Financial Data Schedule

---------------------------


*    Filed herewith.

(b)  Reports on Form 8-K

     None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE SOLOMON-PAGE GROUP LTD.


Dated:   January 12, 1998                     By: /S/Lloyd Solomon
                                                   --------------------------
                                                   Lloyd Solomon
                                                   Vice Chairman of the Board
                                                   and Chief Executive Officer



                                POWER OF ATTORNEY

         The Solomon-Page Group, Ltd. and each of the undersigned do hereby appoint Lloyd Solomon, Scott Page and Eric Davis and each of them severally, its or his true and lawful attorney to execute on behalf of The Solomon-Page Group, Ltd. and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                      Title                            Date
     ---------                      -----                            ----


/S/Herbert Solomon            Chairman of the Board and         January 12, 1998
---------------------------   Director
Herbert Solomon



/S/Lloyd Solomon              Vice Chairman of the Board,       January 12, 1998
---------------------------   Chief Executive Officer and
Lloyd Solomon                 Director (Principal Executive
                              Officer)




/S/Scott Page                 President and Director            January 12, 1998
---------------------------
Scott Page



/S/Eric M. Davis              Vice President - Finance, Chief   January 12, 1998
---------------------------   Financial Officer and Director
Eric M. Davis                 (Principal Financial and
                              Accounting Officer)

/S/Edward Ehrenberg           Director                          January 9, 1998
---------------------------
Edward Ehrenberg



/S/Joel A. Klarreich          Director                          January 12, 1998
---------------------------
Joel A. Klarreich

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




                                                                           Page
                                                                           ----


Independent Auditor's Report .........................................     F-2..

Consolidated Balance Sheet as of September 30, 1997 ..................     F-3..

Consolidated Statements of Operations for the years ended
September 30, 1997 and 1996...........................................     F-5..

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1997 and 1996...........................................     F-6..

Consolidated Statements of Cash Flows for the years ended
September 30, 1997 and 1996...........................................     F-7..

Notes to Consolidated Financial Statements ...........................     F-8..





                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of The Solomon-Page Group Ltd.


                  We have audited the accompanying consolidated balance sheet of The Solomon-Page Group Ltd. and its subsidiary as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Solomon-Page Group Ltd. and its subsidiary as of September 30, 1997, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.






                                              MOORE STEPHENS, P. C.
                                              Certified Public Accountants.

Cranford, New Jersey
December 18, 1997, except as to
Note 14 for which the date is
December 31, 1997

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
--------------------------------------------------------------------------------



ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                           $   409,856
   Investments                                             899,220
   Accounts Receivable - [Net of Allowance
     for Doubtful Accounts of $125,000]                  7,378,027
   Other Current Assets                                    297,886
                                                        ----------

   TOTAL CURRENT ASSETS                                  8,984,989
                                                        ----------

PROPERTY AND EQUIPMENT:
   Equipment                                             1,155,072
   Furniture and Fixtures                                  406,372
   Leasehold Improvements                                  578,764
                                                        ----------

   Total - At Cost                                       2,140,208
   Less: Accumulated Depreciation                          682,826
                                                        ----------

PROPERTY AND EQUIPMENT -NET                              1,457,382
                                                        ----------

OTHER ASSETS:
   Investments                                           1,251,207
   Intangible Assets - [Net of
     Accumulated Amortization of $110,569]                 753,564
   Due from Related Parties                                177,920
   Security Deposits                                       133,172
   Restricted Investment                                    34,466
   Other Assets                                             22,756
                                                        ----------

   TOTAL OTHER ASSETS                                    2,373,085
                                                        ----------
   TOTAL ASSETS                                        $12,815,456
                                                        ==========



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
--------------------------------------------------------------------------------




LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accrued Payroll and Commissions                                 $ 2,494,101
   Accounts Payable and Accrued Expenses                               967,887
   Income Taxes Payable                                                267,104
   Current Portion of Obligations Under Capital Leases                  63,325
   Other Current Liabilities                                           271,238
                                                                    ----------

   TOTAL CURRENT LIABILITIES                                         4,063,655
                                                                    ----------

LONG-TERM LIABILITIES:
   Obligations Under Capital Leases                                     36,473
   Deferred Credit                                                     383,863
                                                                    ----------

   TOTAL LONG-TERM LIABILITIES                                         420,336
                                                                    ----------

COMMITMENTS AND CONTINGENCIES                                               --
                                                                    ----------

STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share; Authorized
     2,000,000 Shares, None Issued or Outstanding                           --

   Common Stock - Par Value $.001 Per Share;
     Authorized 20,000,000 Shares, 5,139,285 Shares
     Issued and 5,129,285 Shares Outstanding                             5,139

   Additional Paid-in Capital                                        8,488,247

   Treasury Stock; 10,000 Common Shares - At Cost                      (16,250)

   Accumulated Deficit                                                (145,671)
                                                                    ----------

   TOTAL STOCKHOLDERS' EQUITY                                        8,331,465
                                                                    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $12,815,456
                                                                    ==========


                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                            Years ended
                                                            -----------
                                                           September 30,
                                                           -------------
                                                   1 9 9 7             1 9 9 6
                                                   -------             -------

REVENUE                                        $ 28,996,485       $ 17,165,836
                                                 ----------         ----------

OPERATING EXPENSES:
   Selling Expenses                              22,412,747         12,762,977
   General and Administrative                     4,555,081          3,652,619
   Depreciation and Amortization                    337,158            240,927
                                                 ----------         ----------

   TOTAL OPERATING EXPENSES                      27,304,986         16,656,523
                                                 ----------         ----------

   INCOME FROM OPERATIONS                         1,691,499            509,313
                                                 ----------         ----------

OTHER INCOME [EXPENSES]:
   Interest and Dividend Income                     133,077            130,937
   Interest Expense                                 (26,820)           (49,215)
   Net Realized and Unrealized
     Gain on Investments                             37,140            137,411
   Other Income                                          --              1,080
                                                 ----------         ----------

   TOTAL OTHER INCOME                               143,397            220,213
                                                 ----------         ----------

   INCOME BEFORE INCOME TAX EXPENSE               1,834,896            729,526

INCOME TAX EXPENSE                                  552,531             19,200
                                                 ----------         ----------

   NET INCOME                                  $  1,282,365       $    710,326
                                                  =========            =======

PRIMARY INCOME PER COMMON SHARE                $        .20       $        .14
                                                  =========            =======

FULLY DILUTED INCOME PER COMMON SHARE          $        .20       $        .13
                                                  =========            =======





                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                          Additional                                       Total
                                                                          ----------                                       -----
                             Preferred Stock          Common Stock         Paid-in      Treasury Stock    Accumulated  Stockholders'
                             ---------------          ------------         -------      --------------    -----------  -------------
                            Shares      Amount     Shares      Amount      Capital     Shares    Amount     Deficit       Equity
                            ------      ------     ------      ------      -------     ------    ------     -------       ------

Balance - October 1,
   1995                         --         $--    5,139,285    $5,139    $8,488,247         --  $     --  $(2,138,362)   $6,355,024

   Net Income                   --          --           --        --            --         --        --      710,326       710,326
                           -------     -------   ----------    ------    ----------   --------  --------  -----------    ----------

Balance - September 30,
   1996                         --          --    5,139,285     5,139     8,488,247         --        --   (1,428,036)    7,065,350

   Treasury Shares
     Purchased                  --          --           --        --            --     10,000   (16,250)          --       (16,250)

   Net Income                   --          --           --        --            --         --        --    1,282,365     1,282,365
                           -------     -------   ----------    ------    ----------   --------  --------  -----------    ----------

Balance - September 30,
   1997                         --         $--    5,139,285    $5,139    $8,488,247     10,000  $(16,250) $  (145,671)   $8,331,465
                           =======     =======    =========    ======    ==========     ======  ========  ===========    ==========


                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   Years Ended
                                                                  September 30,
                                                               1 9 9 7        1 9 9 6
                                                               -------        -------
OPERATING ACTIVITIES:
   Net Income                                              $ 1,282,365     $   710,326
                                                           -----------     -----------
   Adjustments  to  Reconcile  Net  Income
       to Net Cash  Provided  by [Used  for]
     Operating Activities:
     Depreciation and Amortization                             337,158         240,927
     Provision for Losses on Accounts Receivable                35,100         235,157
     [Gain] on Disposal of Assets                                   --            (580)
     Deferred Credit                                           117,871          52,139
     Net Realized and Unrealized Gain on Investments           (37,140)       (137,411)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                  (3,253,036)     (2,944,843)
       Other Current Assets                                    (79,613)       (120,881)
       Security Deposits                                       (47,894)         (7,531)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                 1,491,840       1,260,388
       Income Tax Payable                                      290,104              --
       Other Current Liabilities                               155,676          62,198
                                                           -----------     -----------

     Total Adjustments                                        (989,934)     (1,360,437)
                                                           -----------     -----------

   NET CASH - OPERATING ACTIVITIES                             292,431        (650,111)
                                                           -----------     -----------

INVESTING ACTIVITIES:
   Capital Expenditures                                       (791,427)       (302,189)
   Purchases of Investments                                 (2,183,043)     (4,618,641)
   Proceeds from Sales of Investments                        1,380,081       3,446,508
   Acquisitions of Trade Names                                (264,532)       (179,601)
   Proceeds from Insurance Claim                                    --          23,799
   Advances to Related Parties                                 (11,637)        (46,888)
   Cash Received from Related Parties                           10,000          19,000
   Transfer from Restricted Investment                              --          90,043
                                                           -----------     -----------

   NET CASH - INVESTING ACTIVITIES                          (1,860,558)     (1,567,969)
                                                           -----------     -----------

FINANCING ACTIVITIES:
   Principal Payments Under Capital Lease Obligations         (119,323)       (113,525)
   Purchase of Treasury Stock                                  (16,250)             --
                                                           -----------     -----------

   NET CASH - FINANCING ACTIVITIES                            (135,573)       (113,525)
                                                           -----------     -----------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS              (1,703,700)     (2,331,605)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS               2,113,556       4,445,161
                                                           -----------     -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS                $   409,856     $ 2,113,556
                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                              $    26,820     $    49,215
     Income Taxes                                          $   422,402     $        --

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies

Organization - The Solomon-Page Group Ltd. and its wholly-owned subsidiary [the "Company"] provide retained executive search and full-time contingency recruitment services in the fields of capital markets, accounting, fashion, human resources, legal, health care, publishing and information technology. Temporary staffing and consulting services are provided in the fields of information technology, accounting and human resources. The Company provides its services principally in the New York metropolitan area through its offices located in New York and New Jersey. The Company also provides services in California and Georgia through its offices located in those areas.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated.

Revenue Recognition - Search revenues are recognized in full-time contingency search engagements upon the successful completion of the assignment. In a retained search engagement, the non-refundable retainer is recognized upon execution of the agreement, with the balance recognized on completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period. Temporary staffing and consulting revenue is recognized when the temporary personnel provide the service.

Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Equity securities, and debt securities which the Company does not have the intent to hold to maturity, are classified as trading or available for sale. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Trading securities are carried at fair value with any unrealized gains or losses included in earnings. Held to maturity securities are carried at amortized cost. Marketable debt and equity securities available for current operations are classified in the balance sheet as current assets while securities held for non-current uses are classified as long-term assets. Realized gains and losses are calculated utilizing the specific identification method [See Note 2].

Property and equipment - Equipment, furniture and leasehold improvements are recorded at cost.

Depreciation and Amortization - Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to seven years. Amortization is computed utilizing the straight-line method over the remaining lease term. Depreciation expense was $272,863 and $203,153 for the years ended September 30, 1997 and 1996, respectively.

Deferred Income Taxes - The Company accounts for deferred income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Deferred Credit - The Company's lease on its premises provides for periodic increases over the lease term. Pursuant to SFAS No. 13, "Accounting for Leases," the Company records rent expense on a straight-line basis. The effect of these differences is recorded as a deferred credit.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

Income Per Share - Income per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. The number of weighted average common shares outstanding utilized to compute primary income per share was 9,091,644 and 5,139,285 and to compute fully diluted income per share was 9,091,644 and 5,452,595 for the years ended September 30, 1997 and 1996, respectively. For the year ended September 30, 1997, income per share was computed using the modified treasury stock method [See Note 13].

Intangibles - Intangibles which consist of trade names and customer lists are amortized utilizing the straight-line method over periods ranging from 5 to 15 years. When changing circumstances warrant the Company evaluates the carrying value and the periods of amortization based on the current and expected future non-discounted cash flows from operations to determine whether revised estimates of carrying value or useful lives is required. Amortization expense was $64,295 and $37,774 for the years ended September 30, 1997 and 1996, respectively [See
Note 7].

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. At September 30, 1997, the Company has approximately $580,000 in a financial institution that is subject to normal credit risk beyond insured amounts.

The Company believes that credit risk related to accounts receivable is limited due to the large number of Fortune 1000 companies comprising the Company's customer base and the diversified industries in which the Company operates. The Company has two customers whose sales comprise approximately 21 percent of total revenue and whose receivables at September 30, 1997 comprise 14 percent of total accounts receivable. The Company does not require collateral on accounts receivable or other financial instruments.

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

Advertising - The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $207,000 and $150,000 for the years ended September 30, 1997 and 1996, respectively.

Stock Based Compensation - The Company accounts for employee stock based compensation under the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25. The Company applies the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to non-employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

[2] Investments in Debt and Equity Securities

At September 30, 1997, the Company's securities were classified as available for sale and held to maturity while at September 30, 1996, the Company's securities were classified as trading and held to maturity. At September 30, 1997, cost approximates fair value for the Company's available for sale securities.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[2] Investments in Debt and Equity Securities [Continued]

At September 30, 1997, the Company's available for sale and held to maturity securities consisted of certain highly liquid debt securities. A summary of the Company's investments in debt securities is as follows:

                                               September 30, 1997
Financial Statement Caption                Carrying Value Fair Value

Available for Sale:
   Cash and Cash Equivalents             $       9,188     $       9,188
                                         =============     =============
   Investments                           $   2,150,427     $   2,150,427
                                         =============     =============

Held to Maturity:
   Restricted Investment - Noncurrent    $      34,466     $      34,466
                                         =============     =============

Gross proceeds from sale of available for sale securities was $2,041,991 and net realized gain on sales was $28,990 for the year ended September 30, 1997. Net unrealized gains on trading securities was $4,332 and is included in earnings for the year ended September 30, 1996.

Contractual maturities of debt securities classified as available for sale and held to maturity are as follows:

                                      Available for Sale     Held to Maturity

Within 1 year                          $     899,220          $      34,466
Between 1 and 5 years                  $   1,251,207          $          --

[3] Due From Related Parties

At September 30, 1997, the Company had a balance due from various officers of the Company aggregating $177,920 including accrued interest. The advances bear interest at 8 percent. Interest income on the advances was $11,637 and $10,401 for the years ended September 30, 1997 and 1996, respectively. Interest receivable on the advances was $23,272 at September 30, 1997.

[4] Credit Facility

On February 24, 1997, the Company entered into a $4,000,000 line of credit which expires on February 28, 1998. The line carries interest at the banks reference rate plus one percent [9.5% at September 30, 1997]. Borrowings are limited to 80 percent of eligible receivables as defined in the agreement and is collateralized by all the assets of the Company. There were no borrowings at September 30, 1997 [See Note 14].

[5] Leases

Capital Leases - The Company is the lessee of furniture, fixtures and office equipment under capital leases expiring in various years through 1999. The assets and liabilities under capital leases are recorded at the present value of the net future minimum lease payments. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

Following is a summary of property held under capital leases:

Furniture and Fixtures                      $   110,481
Office Equipment                                360,778
                                            -----------

Total - At Cost                                 471,259
Less: Accumulated Amortization                  315,127
                                            -----------

   Total                                    $   156,132
   -----                                    ===========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------


[5] Leases [Continued]

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

1998                                                $   75,090
1999                                                    38,497
2000                                                        --
2001                                                        --
2002                                                        --
Thereafter                                                  --
                                                            --
                                                     ---------

Net Minimum Lease Payments                             113,587
Less: Amount Representing Interest                     (13,789)
                                                     ---------

Present Value of Net Minimum Lease Payments             99,798
Less: Current Portion                                   63,325
                                                     ---------

   Long-Term Portion                                $   36,473
   -----------------                                ==========

Operating Leases - The Company leases office space under operating leases expiring through September 2006. In lieu of a cash security deposit, the Company has delivered to the landlord a letter of credit in the amount of $34,466 which expires June 15, 1998. This letter of credit is collateralized by a U.S. Treasury Bill which is classified as a restricted investment in the accompanying balance sheet. The Company leases office equipment under operating leases expiring through 1999.

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 1997 for each of the next five years and in the aggregate are:

Year Ending
September 30,
   1998                                            $   771,094
   1999                                                769,519
   2000                                                846,742
   2001                                                874,331
   2002                                                905,324
Subsequent to 2002                                   3,294,700
                                                   -----------

   Total Minimum Future Rental Payments            $ 7,461,710
   ------------------------------------            ===========

In addition, the Company is liable for its pro-rata share of increases in real estate taxes and escalations as provided in the lease agreements.

Rent expense was $616,778 and $593,322 for the years ended September 30, 1997 and 1996, respectively.

[6] Capital Stock

On December 18, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. The Company repurchased 10,000 shares during the year ended September 30, 1997 [See Note 14].

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[7] Commitments and Contingencies

Employment Arrangements - On June 14, 1993, the Company entered into employment agreements with Mr. Herbert Solomon, Mr. Lloyd Solomon and Mr. Scott Page. In addition, Mr. Herbert Solomon and Mr. Scott Page are entitled to receive commission payments based on the revenues generated by their executive recruitment and placement activities and Mr. Lloyd Solomon is entitled to receive incentive compensation for each fiscal year during the term of his employment equal to that percentage of consolidated pre-tax operating income that consolidated pre-tax operating income bears to total consolidated revenue. These employment agreements are for an initial term of five years commencing June 14, 1993 and will be extended automatically for additional one-year periods unless terminated by either party. These employment agreements also prohibit the employee from competing with the Company's business during the term thereof and for a period of one year thereafter. At September 30, 1997, the Company's obligation for salaries under these employment agreements amounts to $549,000 which is to be paid during the year ending September 30, 1998.

For the years ended September 30, 1997 and 1996, approximately $727,345 and $615,000, respectively, was charged to operations under the commission portion and approximately $200,000 and $34,000, respectively under the incentive compensation portion of the above described executive compensation plans.

On September 18, 1996, the Company terminated an agreement relating to 794,136 escrow shares that had been made available for issuance to certain executives of the Company. These escrow shares were to have been released based on the achievement by the Company of prescribed levels of pre-tax earnings. In consideration for terminating the escrow share agreement, the Company granted stock options to purchase 200,000 shares of common stock at fair market value on the date of grant to each of the three executives who would have been eligible to receive escrow shares.

Litigation - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

Acquisitions - In connection with certain acquisitions, the Company will be required to pay purchase price adjustments through July 6, 2000 based on the achievement of various criteria. These additional payments are charged to intangibles and are amortized over the then remaining life of the intangible. Purchase price adjustments amounted to $264,532 during the year ended September 30, 1997.

[8] Options and Warrants

On April 1, 1994, the Company issued 175,000 Class A warrants and 175,000 Class B warrants in connection with certain bridge financing which was repaid on October 20, 1994. The Class A warrants are identical to those issued in the Company's initial public offering. The Class B warrants are identical to the Class A warrants except that the exercise price is $6.00 per share.

On October 20, 1994, in connection with its initial public offering the Company issued 2,300,000 Class A redeemable common stock purchase warrants. Each Class A warrant entitles the holder to purchase one share of common stock exercisable at $4.50 per share commencing October 20, 1995 and expiring on October 20, 1999. The Class A warrants are redeemable at $.05 per warrant based on the achievement of certain criteria [See Note 14].

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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[8] Options and Warrants [continued]


On August 17, 1995, the Company adopted the 1995 Director's Stock Option Plan [the "Director's Plan"]. The Director's Plan provides for the grant of options to purchase up to 100,000 shares of common stock to Directors who are not employees of the Company. Options granted under the Director's Plan will be exercisable commencing a minimum of 6 months from the date of grant for a period of 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant. Options vest at a rate of 50% after one year and 50% after two years.

On August 6, 1993, the Company adopted the 1993 Long Term Incentive Plan [the "1993 Plan"], which was amended on June 24, 1994. The 1993 Plan provides for the issuance of incentive awards in the form of but not limited to stock options, stock appreciation rights, restricted stock and performance grants to purchase up to 1,500,000 shares of common stock and provides that all individuals performing services for the Company are eligible to receive incentive awards. The 1993 Plan is administered by a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of any awards granted will be determined by such committee at its sole discretion. The purpose of the 1993 Plan is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the 1993 Plan will be exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1993 Plan to a stockholder owning more than 10% of the outstanding shares of the common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. Non-executive officer options vest at a rate of 33 1/3% after three years, 33 1/3% after four years and 33 1/3% after five years. Options to purchase 450,000 shares of common stock have been granted to executive officers and vest at a rate of 33 1/3% upon grant, 33 1/3% after six months and 33 1/3% after thirteen months.

On September 17, 1996, the Company adopted the 1996 Stock Option Plan [the "1996 Plan"]. The 1996 Plan provides for awards of incentive stock options and non-qualified options to purchase up to 1,000,000 shares of common stock to employees and directors of the Company. The 1996 Plan provides that non-qualified options must be granted at not less than 80 percent of fair market value on the date granted. No options at less than fair market value have been awarded. Options principally vest at a rate of 33 1/3% after one year, 33 1/3% after two years and 33 1/3% after three years.


A summary of the activity in the option plans is as follows:

                                                          Weighted Average
                                                          ----------------
                                          Shares           Exercise Price
                                          ------           --------------

Outstanding at September 30, 1995        1,372,000        $    1.46

   Granted                                 758,500             2.06
   Exercised                                    --
   Expired/Canceled                       (357,000)            1.49
                                         ---------

Outstanding at September 30, 1996        1,773,500             1.71

   Granted                                 246,750             2.33
   Exercised                                    --
   Expired/Canceled                        (55,000)            1.43
                                         ---------

Outstanding at September 30, 1997        1,965,250             1.80
                                         =========


   Exercisable at September 30, 1997       709,666             1.68
   ---------------------------------     =========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[8] Options and Warrants [Continued]

If compensation cost for the stock option plans had been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net income and net income per share would have been reduced on a pro forma basis as indicated below:


                                             1 9 9 7               1 9 9 6
                                             -------               -------

Year ended September 30:

Primary Income:
   As Reported                             $ 1,282,365          $   710,326
   Pro Forma                               $   952,889          $   307,459

Net Income Per Share:
   As Reported                             $       .20          $       .14
   Pro Forma                               $       .17          $       .06

Fully Diluted Income Per Share
   As Reported                             $       .20          $       .13
   Pro Forma                               $       .16          $       .06

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-  pricing  model  with  the  following   weighted-average
assumptions used for the grants awarded in 1997 and 1996, respectively:

                                                    September 30,
                                                    -------------
                                               1 9 9 7          1 9 9 6
                                               -------          -------

Dividend Yields                                  0.00%            0.00%
Expected Volatility                            105.29%          122.66%
Risk-Free Interest Rate                          5.99%            6.41%
Expected Lifes                                 4 Years        4.79 Years

The weighted-average fair value of options granted was $1.73 and $1.74 for the years ended September 30, 1997 and 1996, respectively.

The following table summarizes information about stock options at September 30, 1997:

                                 Outstanding                            Exercisable
                   ----------------------------------------        --------------------------
                                  Weighted         Weighted                       Weighted
   Range of                       Remaining         Average                       Average
Exercise Prices    Shares     Contractual Life   Exercise Price     Shares     Exercise Price


$ .01 to $2.00    1,089,250       7.6 years       $     1.40       473,000      $      1.40
$2.01 to $3.00      876,000       6.6 years       $     2.29       236,666      $      2.25
                  ---------                                        -------

                  1,965,250       7.2 years       $     1.80       709,666      $      1.68
                  =========                                        =======


THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[9] Income Taxes Expense

The provision for income tax expense consists of the following:
                                                            September 30,
                                                            -------------
                                                       1 9 9 7      1 9 9 6
                                                       -------      -------
Current:
   Federal                                           $ 835,681    $ 379,000
   Utilization of Net Operating Loss Carryforward     (423,131)    (379,000)
   State and City                                      453,680      200,000
   Utilization of Net Operating Loss Carryforward     (229,504)    (196,000)
                                                     ---------    ---------

   Total Current                                       636,726        4,000
                                                     ---------    ---------

Deferred [Benefit]:
   Federal                                             (60,923)      15,200
   State and City                                      (23,272)          --
                                                     ---------    ---------

   Total Deferred                                      (84,195)      15,200
                                                     ---------    ---------

   Total Income Tax Expense                          $ 552,531    $  19,200
   ------------------------                          =========    =========

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                           September 30,
                                                           -------------
                                                       1 9 9 7      1 9 9 6
                                                       -------      -------

Federal Statutory Rate                                   34.0%       34.0%
Non Deductible Expenses                                   4.4        17.4
Benefit of Net Operating Loss Carryforward              (23.1)      (51.4)
Change in Deferred Tax Asset Valuation Allowance          7.8        --
State Income Taxes [Net of Federal Tax Benefit]           8.1          .5
Other                                                    (1.1)        2.1
                                                       -------      -------

   Effective Rate                                        30.1%        2.6%
   --------------                                      =======      =======

The Company has net operating loss carryforwards of approximately $54,000 which will expire in 2009.

The major components of deferred income tax assets and liabilities are as follows:

                                                            September 30,
                                                              1 9 9 7
Deferred Tax Liabilities:
   Cash Basis Adjustments                                    $(159,279)
   Accelerated Depreciation                                    (91,332)
                                                             ---------

   Total Deferred Tax Liabilities                             (250,611)

Deferred Tax Assets:
   Rent Deferrals                                              149,972
   Net Operating Loss                                           18,419
   Reserves                                                    156,099
   Other                                                        10,316
                                                             ---------

   Total Deferred Tax Assets                                   334,806

Net Deferred Tax Asset:
   Before Valuation Allowance:                                  84,195
   Valuation Allowance                                       ---------

   Net Deferred Income Tax Asset                             $  84,195
   -----------------------------                             =========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------


[9] Income Taxes Expense [Benefit] [Continued]

The net deferred income tax asset is included in other current assets in the accompanying balance sheet.

The Company recorded a reduction of $421,917 in its valuation allowance from September 30, 1996 due to the achievement, and expected continuation, of profitable operations.

[10] Significant Customers

For the year ended September 30, 1997, two customers accounted for 11 and 10 percent of revenue.

For the year ended September 30, 1996, one customer accounted for 15 percent of revenue.

[11] Retirement Plan

The Company maintains a 401[k] savings plan which covers substantially all employees. Under the plan, employees may elect to defer up to 15 percent of their salary, subject to the Internal Revenue Code limits. The Company may make a discretionary match as well as a discretionary contribution. The Company recorded pension expense of $2,641 and $-0- during the years ended September 30, 1997 and 1996, respectively.

[12] Fair Value of Financial Instruments

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. Carrying value approximates fair value for amounts classified as due from related parties as the receivables carry market rates of interest. For certain instruments, including cash and cash equivalents, trade receivables and trade payables, it was estimated that the carrying amount approximates fair value for the majority of these instruments because of their short maturities.

[13] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented. The Company's basic EPS as calculated under SFAS No. 128 would have been $.25 and $.14 for the years ended September 30, 1997 and 1996, respectively. The Company diluted EPS as calculated under SFAS No. 128 would have been $.23 and $.14 for the years ended September 30, 1997 and 1996, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[13] New Authoritative Accounting Pronouncements

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

[14] Subsequent Event

On October 31, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 of the Company's Class A redeemable common stock purchase warrants in open market or privately negotiated transactions. Through December 31, 1997, the Company has repurchased 962,562 warrants at a cost of $1,018,303 which was financed through borrowings on the Company's line of credit. The Company also terminated its common stock repurchase plan which was authorized on December 31, 1996.





                             . . . . . . . . . . . .