Form 10KSB/A
period 1997-09-30
SOLOMON PAGE GROUP LTD
filed 1998-01-28
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
                          ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------   ----------


                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                         51-0353012
-------------------------------                 --------------------------------
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

                  The  aggregate  market  value  of the  voting  stock  held  by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on December 31, 1997 was approximately $11,603,400. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 31, 1997, there were outstanding 5,129,285 shares of the Registrant's Common Stock, $.001 par value.

                  Transitional Small Business Disclosure Format (check one):

                  Yes / /     No  /X/

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                  ----------------------------------------------------------


                                                  Expiration Of
                                                 Current Term Of
Name                            Age            Office As Director
----                            ---            ------------------

Class I Directors:

Lloyd Solomon                    38                   2000

Joel A. Klarreich                51                   2000

Class Ii Directors:

Herbert Solomon                  67                   1998

Eric M. Davis                    36                   1998

Class III Directors:

Scott Page                       32                   1999

Edward Ehrenberg                 67                   1999



         Lloyd Solomon (Class I) has been the Vice Chairman of the Board of Directors and the Chief Executive Officer of the Company since June 1995. Prior to his election to these positions, he had been the President or an Executive Vice President and a director of the Company since the inception of its business in 1990. From 1986 through 1990, Mr. Solomon served as an Executive Vice President of Rand Thomson Consulting Group, a personnel services firm. Mr. Solomon received an M.B.A. from New York University and a B.A. from Boston University. He is the son of Herbert Solomon and the brother- in-law of Scott Page.

         Joel A. Klarreich (Class I) has been a director of the Company since June 1995. Mr. Klarreich has been a practicing attorney since 1968 and member of the law firm of Newman Tannenbaum Halpern Syracuse & Hirschtritt LLP since 1996. He is general counsel to the Association of Personnel Consultants of New York State, the sole statewide trade association of permanent placement firms in New York. From 1988 to 1996, Mr. Klarreich was a member of the law firm of Klein, Heisler & Klarreich, P.C. He has a B.B.A. from the City College of the City of New York and J.D. from St. John's University School of Law.

         Herbert Solomon (Class II) has been the Chairman of the Board of the Company since August 1990, shortly after he retired from his previous executive career in the apparel and retail industries. From 1981 to 1990, Mr. Solomon was Executive Vice President -- Merchandising of Amcena Corporation, which owned Ohrbach's, a leading apparel retailer. From 1976 to 1981, he served as Chairman of the Board and Chief Executive Officer of Ohrbach's. Mr. Solomon received a B.B.A. degree from Bernard Baruch College of the City of New York. Mr. Solomon is the father of Lloyd Solomon and the father-in-law of Scott Page.

         Eric M. Davis (Class II) has been Vice President and Chief Financial Officer of the Company since February 1994, and a director of the Company since September 1994. From 1984 through February 1994, Mr. Davis was employed by Mortensen and Associates, P.C., a predecessor of Moore Stephens, P.C., the Company's auditors. Mr. Davis is a Certified Public Accountant and received a B.S. degree from Davis & Elkins College, Elkins, West Virginia.

         Scott Page (Class III) has been the President of the Company since June 1995. Prior to becoming President, he had been an Executive Vice President of the Company since August 1991, when he was also elected a director. From 1989 to 1991, Mr. Page served as a managing director of Rand Thomson Consulting Group. Mr. Page is the son-in-law of Herbert Solomon and the brother-in-law of Lloyd Solomon.

         Edward Ehrenberg (Class III) has been a director of the Company since June 1995. Mr. Ehrenberg has been the President of E.E. Enterprises, a consulting firm, since 1988. Mr. Ehrenberg was Vice President and General Manager of U.S. Operations of Electrocatalytic, Inc., a manufacturer and marketer of cathodic protection and chlorine generating products, from March 1995 to June 1995. He was Executive Vice President of Enzon, Inc., a public biotech company in Piscataway, New Jersey from August 1991 to August 1992. Mr. Ehrenberg has held executive positions with the Ford Motor Company, Xerox, International Harvester and was Chairman and Chief Executive Officer of CH Holdings, Chicago, Illinois prior to moving to New Jersey. Mr. Ehrenberg has an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. from New York University.

ITEM 10.          EXECUTIVE COMPENSATION.
                  -----------------------

         The following table provides summary information concerning cash and certain other compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 for the three years ended September 30, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE


                                                                                               Long-term
                                                                                             Compensation
                                                     Annual Compensation                        Awards
                                           ------------------------------------------   -----------------------

                                                                         Other Annual   Restricted
        Name And                                                         Compensation      Stock                      All Other
   Principal Position         Year         Salary($)       Bonus($)         ($)(1)      Awards ($)    Options(#)    Compensation(2)
   ------------------         ----         ---------       --------         ------      ----------    ----------    ---------------


Herbert Solomon
Chairman of the Board....     1997          $225,000           --            --            --               --        $17,136
                              1996          $225,000           --            --            --          200,000(3)      17,136
                              1995           200,000           --            --            --          150,000         13,941


Lloyd Solomon
Vice Chairman and
Chief Executive Officer..     1997          $350,000     $200,000(4)         --            --               --        $18,238
                              1996           350,000       32,110            --            --          200,000(3)      18,238
                              1995           350,000           --            --            --          150,000          1,520


Scott Page
President................     1997          $200,000     $731,505(5)         --            --               --        $13,457
                              1996           200,000      615,988(5)         --            --          200,000(3)      13,457
                              1995           200,000      350,818(5)         --            --          150,000          4,486

Eric M. Davis
Vice President -
Finance                       1997          $150,000     $ 25,000            --            --           10,000            --
Chief Financial Officer..     1996           130,000       25,000            --            --               --            --
                              1995           109,655       15,000            --            --           40,000            --


                                                   (footnotes on following page)

---------------------
(1) Although the officers receive certain perquisites such as auto allowances and Company credit cards, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.
(2) represents premiums paid by the Company with respect to split-dollar life insurance obtained for the benefit of the named executive officers.
(3) represents options issued in consideration for terminating the escrow share agreement. see "Escrow Shares" below.
(4) includes a special bonus of $100,000 granted by the Compensation Committee of the Board of Directors.
(5) Represents commissions payable under Mr. Page's employment agreement equal to 30% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor.

         The following table sets forth certain information regarding stock option grants made to officers of the Company during the fiscal year ended September 30, 1997.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                      ----------------------------------------------------------

                        Number Of       % Of Total
                        Securities        Options
                        Underlying      Granted To    Exercise Or
                         Options       Employees In    Base Price   Expiration
           Name       Granted(#)(1)    Fiscal Year       ($/Sh)        Date
           ----       -------------    ------------     --------       ----
Eric M. Davis......      10,000             4.1           2.375       4/14/07

--------------------
(1) Such options become exercisable (i) as to one-third of the shares covered thereby commencing on April 14, 2000, (ii) as to an additional one-third of the shares covered thereby commencing on April 14, 2001 and (iii) as to the remaining one-third of such shares commencing on April 14, 2002.


         The following table sets forth certain information regarding unexercised stock options held by officers of the Company as of September 30, 1997. No stock options were exercised by such officers during the fiscal year ended September 30, 1997.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                         Number Of Securities Underlying
                             Unexercised Options At         Value Of Unexercised In-the-money Options
                              September 30, 1997(#)                  At September 30, 1997($)
             Name           Exercisable/Unexercisable             Exercisable/Unexercisable (1)
             ----           -------------------------             -----------------------------
Herbert Solomon........          216,666/133,334                         303,665/110,832
Lloyd Solomon..........          216,666/133,334                         303,665/110,832
Scott Page.............          216,666/133,334                         303,665/110,832
Eric M. Davis..........           23,333/56,667                            29,032/64,617

--------------------
(1) Based on the market value, as reported on the Nasdaq Small Cap Market, of $3.03 per share of Common Stock, $.001 par value (the "Common Stock"), of the Company at September 30, 1997 and exercise prices ranging from $1.25 to $2.50 per share.

Employment Agreements

         The Company has entered into employment agreements with each of Herbert Solomon, Lloyd Solomon and Scott Page, dated June 14, 1993 and amended June 8, 1995 in the case of Lloyd Solomon and Scott Page, pursuant to which Herbert Solomon agreed to serve as Chairman of the Board of the Company, Lloyd Solomon agreed to serve as Vice Chairman of the Board and Chief Executive Officer of the Company and Scott Page agreed to serve as President of the Company. Pursuant to his employment agreement, Herbert Solomon receives a base salary of $225,000 (increased from $200,000 effective October 1, 1995), which amount is to be annually reviewed and may be increased by the Board of Directors and, in addition, payments equal to 20% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor. Pursuant to his employment agreement, Lloyd Solomon receives a base salary of $350,000, which amount is to be annually reviewed and may be increased by the Board of Directors, and, in addition, incentive compensation for each fiscal year during the term of his employment equal to that percentage of the Company's pre-tax operating income as equals the percentage of the Company's revenue represented by the Company's pre-tax operating income. By way of example, in a particular year, should the Company's pre-tax operating income equal 5% of the Company's revenue, Lloyd Solomon would be entitled to receive as incentive compensation an amount equal to 5% of the Company's pre-tax operating income. Additionally, in fiscal 1997, the Compensation Committee of the Board of Directors of the Company awarded Lloyd Solomon a special bonus of $100,000, for his efforts in increasing the Company's revenues and profitability. Pursuant to his employment agreement, Scott Page receives a base salary of $200,000, which amount is to be annually reviewed and may be increased by the Board of Directors and, in addition, payments equal to 30% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor.

         Each employment agreement provides for an initial term of five years ending June 13, 1998, which is to be extended automatically from year-to-year unless terminated by either party. Each employment agreement provides that if the employee is terminated other than for "cause" (as defined therein), he is to continue to receive the compensation provided for under his employment agreement, and that if he becomes disabled (as defined therein), the Company may elect to place him on disability status, in which event he would be paid one-half of the compensation provided for under his employment agreement. Each of these employment agreements provides for a payment of three times the employee's compensation during the most recent fiscal year in the event of a change in control of the Company, which is defined therein to mean (a) a change in control as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (b) a person (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act) other than a current director or officer of the Company becoming the beneficial owner, directly or indirectly, of 20% of the voting power of the Company's outstanding securities or (c) the members of the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors at any time during such two-year period unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period. Each employment agreement prohibits the employee from competing with the Company's business during the term thereof and for a period of one year thereafter.

Escrow Shares

         On September 18, 1996, the Company terminated the agreement relating to the Escrow Shares described below and an aggregate of 794,136 shares of Common Stock held in escrow (the "Escrow Shares") was cancelled. In consideration for terminating the escrow share agreement, the Company granted stock options to purchase 200,000 shares of common stock at $2.27 per share as to options for 132,156 shares and at $2.06 per share as to options for 67,844 shares (respectively, 110% and 100% of then current fair market value) to each of Herbert Solomon, Lloyd Solomon and Scott Page.

         In connection with the employment agreements entered into in June 1993 between the Company and each of Herbert Solomon, Lloyd Solomon and Scott Page, these persons placed in escrow the Escrow Shares. In the event the Company's earnings before income tax as reported in the Company's audited financial statements, subject to adjustment (the "Minimum Pre-Tax Earnings"), were to equal or exceed the amounts listed below for any fiscal year ending on or prior to September 30, 1999, the Escrow Shares were to be released from escrow and delivered to such stockholders in the amounts set forth opposite the Minimum Pre-Tax Earnings listed below:


    Minimum Pre-Tax Earnings                     Escrow Shares to be Released
-----------------------------                 --------------------------------

           $1,000,000                                      264,712

           $2,000,000                                      264,712

           $3,000,000                                      264,712



         In the event that any of the Escrow Shares had been released, the aggregate fair market value thereof on the date of release would have been treated for financial reporting purposes as compensation expense to the Company.

1993 Long-term Incentive Plan

         On August 6, 1993, the Company adopted the 1993 Incentive Plan in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The 1993 Incentive Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

         The 1993 Incentive Plan, which is administered by the Stock Option Committee of the Board of Directors, currently authorizes the issuance of a maximum of 1,500,000 shares of Common Stock, which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. If any award under the 1993 Incentive Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The number of shares of Common Stock available under the 1993 Incentive Plan and the terms of any option or other award granted thereunder are subject to adjustment in the event of a stock split, combination of shares, stock dividend or certain other events if the Stock Option Committee determines that such event equitably requires such an adjustment. In the event of a change in control of the Company (as defined in the 1993 Incentive Plan), the 1993 Incentive Plan provides among other things that all stock options outstanding on the date of such change in control shall become immediately exercisable in full.

         As of December 31, 1997, there were options outstanding under the 1993 Incentive Plan with respect to an aggregate of 1,343,250 shares of Common Stock. Of these, Herbert Solomon, Lloyd Solomon and Scott Page held five-year options with respect to 150,000 shares of Common Stock each, at an exercise price of $1.375 per share exercisable as to one-third of the shares covered thereby commencing July 15, 1995 and as to the remaining shares covered thereby commencing February 15, 1996. Other employees held options for periods of 10 years with respect to an aggregate of 893,250 shares, at exercise prices ranging from $.625 to $2.50 per share. Of such options, Eric M. Davis held options to purchase 30,000 shares exercisable at $2.50 per share and options to purchase 40,000 shares exercisable at $1.25 per share. Each of these options may be exercised as to one-third of the shares covered thereby commencing on the third anniversary of the date of the grant, as to a further one-third of such shares commencing on the fourth anniversary thereof, and as to the remaining shares covered thereby commencing on the fifth anniversary thereof.

1996 Stock Option Plan

         On September 17, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") in order to provide additional incentive to the officers, directors and employees of the Company who are primarily responsible for the management and growth of the Company, and to consultants and advisors to the Company who otherwise materially contribute to the conduct and direction of its business, and to retain and attract to the Company's employ persons of competence. The 1996 Plan provides for grants of both "incentive stock options" and "nonqualified stock options," and is meant to meet the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Section 162(m) of the Internal Revenue Code.

         The 1996 Plan, which is administered by the Stock Option Committee of the Board of Directors, currently authorizes the issuance of a maximum of 1,000,000 shares of Common Stock, no more than 200,000 of which may be granted to any individual in any given year. In the event of a change in control of the Company (as defined in the 1996 Plan), all stock options outstanding under the 1996 Plan shall become fully exercisable. In addition, if any option under the 1996 Plan shall expire or terminate for any reason without having been exercised, the unpurchased shares shall again be available for the purposes of the 1996 Plan.

         As of the date hereof, pursuant to the 1996 Plan, options to purchase 132,156 shares of Common Stock at an exercise price of $2.27 per share have been granted to each of Herbert Solomon, Lloyd Solomon and Scott Page, and options to purchase 10,000 shares of Common Stock at an exercise price of $2.375 have been granted to Eric Davis.

Director Compensation

         Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Currently, directors who are not employees of the Company receive a fee of $1,000 for each Board of Directors meeting attended, and $1,000 per year for each committee upon which such director serves, plus reasonable out-of-pocket expenses. Directors who are officers or employees of the Company are not entitled to any compensation for their service as a director.

1995 Directors' Stock Option Plan

         On August 17, 1995 the Company adopted the 1995 Directors' Stock Option Plan (the "Directors' Plan"), in which each director who is not an officer or employee of the Company (each an "Eligible Director") is eligible to participate. The purpose of the Directors' Plan is to secure for the Company and its stockholders the benefits arising from stock ownership by its Eligible Directors by providing a means whereby such Directors may purchase shares of Common Stock pursuant to options granted in accordance with the Directors' Plan. The Directors' Plan provides that each Eligible Director is to receive the grant of an option to purchase 10,000 shares of Common Stock on the date such Eligible Director is first elected as a member of the Board of Directors. To the extent that shares of Common Stock remain available for the grant of options under the Directors' Plan, on January 1st of each year commencing January 1, 1996, each Eligible Director is to be granted an option to purchase 3,000 shares of Common Stock. Unless terminated earlier by the Board of Directors, the Directors' Plan will terminate on June 7, 2005.

         The Directors' Plan, which is administered by the Board of Directors, currently authorizes the issuance of a maximum of 100,000 shares of Common Stock, subject to adjustment, pursuant to the exercise of options granted thereunder. Such shares may be authorized but unissued shares or reacquired shares. The number of shares of Common Stock available under the Directors' Plan is subject to adjustment to prevent dilution in the event of a stock split, combination of shares, stock dividend or certain other events. If an option granted under the Directors' Plan, or any portion thereof, expires or terminates for any reason without having been exercised in full, the unpurchased shares of Common Stock covered by such option shall be available for future grants of options.

         As of the date hereof, options to purchase 20,000, 6,000, 6,000 and 6,000 shares of Common Stock at exercise prices of $2.00, $0.5625, $1.875 and $3.688 per share, respectively, have been granted pursuant to the Directors' Plan, and are held in equal proportions by the Eligible Directors, Edward Ehrenberg and Joel A. Klarreich.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.
                  ---------------------------------

         The following table sets forth information concerning ownership of the Company's Common Stock as of December 31, 1997 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer named in the summary compensation table and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each person or entity listed below is the Company's principal executive offices.


Name and Address                                        Shares                     Percentage
Of Beneficial Owner (1)                          Beneficially Owned(2)              Of Class
-----------------------                          ------------------                ---------

Herbert Solomon..........................            724,266(3)                       13.5%

Lloyd Solomon............................          1,016,666(3)                       19.0%

Scott Page...............................            818,566(3)                       15.3%

Eric M. Davis............................            127,333(4)                        2.5%

Edward Ehrenberg(5)......................             14,500(7)                          *

Joel A. Klarreich(6).....................             14,500(7)                          *

All Directors and Executive Officers
 as a Group (6 persons)..................          2,715,831(8)                       46.6%


--------------------------
* Less than 1%.

(1) All of such persons have sole investment and voting power over the shares listed as being beneficially owned by them.
(2) All persons identified below as holding options are deemed to be beneficial owners of shares of Common Stock subject to such options by reason of their right to acquire such shares within 60 days after December 31, 1997.
(3)   Includes  216,666  shares subject to options.
(4)   Includes  23,333 shares subject to options.
(5)   Mr. Ehrenberg's address is 76 Sayre Drive, Princeton, New Jersey 08540.
(6) Mr. Klarreich's address is c/o Newman Tannenbaum Halpern Syracuse & Hirschtritt LLP, 900 Third Avenue, New York, New York 10022.
(7)   Represents  14,500 shares subject to options.
(8)   Includes 702,331 shares subject to options.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------          -----------------------------------------------

         Not Applicable.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SOLOMON-PAGE GROUP LTD.


Dated:   January 26, 1998                  By:/s/ Lloyd Solomon
                                              ---------------------------------
                                                Lloyd Solomon
                                                Vice Chairman and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               Signature                              Title                                   Date
               ---------                              -----                                   ----

/s/ Herbert Solomon               Chairman of the Board and Director              January 26, 1998
-------------------------------
Herbert Solomon



/s/ Lloyd Solomon                 Vice Chairman of the Board, Chief               January 26, 1998
-------------------------------   Executive Officer and Director (Principal
Lloyd Solomon                     Executive Officer)



/s/ Scott Page                    President and Director                          January 26, 1998
-------------------------------
Scott Page



/s/ Eric M. Davis                 Vice President - Finance, Chief Financial       January 26, 1998
-------------------------------   Officer and Director (Principal Financial
Eric M. Davis                     and Accounting Officer)



*                                 Director                                        January 26, 1998
-------------------------------
Edward Ehrenberg



*                                 Director                                        January 26, 1998
-------------------------------
Joel A. Klarreich



         */s/ Eric M. Davis
          ------------------
          By:  Eric M. Davis
          Attorney-in-Fact