Form 10QSB
period 1997-12-31
SOLOMON PAGE GROUP LTD
filed 1998-02-17
CIK 926259

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         COMMISSION FILE NUMBER 0-24928
                         ------------------------------

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

                                 Yes /X/  No /  /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 6, 1998, there were outstanding 5,129,285 shares of the Registrant's Common Stock, $.001 par value.

            Transitional Small Business Disclosure Format:

                                 Yes / / No /X/

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------

FORM 10-QSB
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1:              Financial Statements                           Page Number
                                                                    -----------

Consolidated Balance Sheet as of December 31, 1997 [Unaudited]...........1
Consolidated Statements of Operations for the three months
ended December 31, 1997 and 1996 [Unaudited].............................3
Consolidated Statements of Cash Flows for the three months
ended December 31, 1997 and 1996 [Unaudited].............................4
Notes to Consolidated Financial Statements [Unaudited] ..................6


ITEM 2:              Management's Discussion and Analysis or
                     Plan of Operation...................................7


                           PART II: OTHER INFORMATION

ITEM 6:              Exhibits and Reports on Form 8-K...................10
SIGNATURES..............................................................11

 PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1997 [UNAUDITED]



ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                                    $953,024
  Investments                                                                   700,657
  Accounts Receivable - [Net of Allowances of $125,000]                       7,881,683
  Other Current Assets                                                          377,593
                                                                            ------------

 TOTAL CURRENT ASSETS                                                         9,912,957
                                                                            ------------

 PROPERTY AND EQUIPMENT  [NET OF ACCUMULATED
   DEPRECIATION OF $776,486]                                                  1,616,311
                                                                            ------------

OTHER ASSETS:
  Investments                                                                 1,052,095
  Intangible Assets - [Net of Accumulated Amortization of $131,796]             732,337
  Due from Related Parties                                                      162,920
  Security Deposits                                                             152,664
  Restricted Investment                                                          34,466
                                                                            ------------

 TOTAL OTHER ASSETS                                                           2,134,482
                                                                            ------------

 TOTAL ASSETS                                                               $13,663,750
                                                                            ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1997 [UNAUDITED]

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accrued Payroll and Commissions                                        $2,802,803
  Accounts Payable and Accrued Expenses                                   1,001,556
  Income Taxes Payable                                                      170,278
  Line of Credit                                                          1,400,000
  Current Portion of Obligations Under Capital Leases                        54,732
  Other Current Liabilities                                                  65,584
                                                                     --------------

  TOTAL CURRENT LIABILITIES                                               5,494,953
                                                                     --------------

COMMITMENTS AND CONTINGENCIES                                                    --

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                           24,653
  Deferred Credit                                                           424,075
                                                                     --------------

  TOTAL LONG-TERM LIABILITIES                                               448,728
                                                                     --------------

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
    2,000,000 Shares, None Issued or Outstanding                                 --

  Common Stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,139,285 Shares
    Issued and 5,129,285 Shares Outstanding                                   5,139

  Additional Paid-in Capital                                              8,488,247

  Treasury Stock and Warrants; 10,000 Common Shares;
    962,562 Warrants - At Cost                                           (1,034,553)

  Retained Earnings                                                         261,236
                                                                     --------------

  TOTAL STOCKHOLDERS' EQUITY                                              7,720,069
                                                                     --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $13,663,750
                                                                     ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                           DECEMBER 31,
                                                                           ------------

                                                              1997                       1996
                                                              ----                       ----

REVENUE                                                  $10,213,428                  $5,478,063
                                                        ------------                  ----------

OPERATING EXPENSES:
  Selling Expenses                                         7,768,190                   4,023,637
  General and Administrative                               1,601,364                     985,912
  Depreciation and Amortization                              114,882                      74,816
                                                        ------------                  ----------

  TOTAL OPERATING EXPENSES                                 9,484,436                   5,084,365
                                                        ------------                  ----------

  INCOME FROM OPERATIONS                                     728,992                     393,698
                                                        ------------                  ----------

OTHER INCOME [EXPENSES]:
  Interest and Dividend Income                                27,742                      33,723
  Interest Expense                                           (16,575)                    (12,167)
  Net Realized and Unrealized Gain on Investments              1,088                      11,629
                                                        ------------                  ----------

  TOTAL OTHER INCOME                                          12,255                      33,185
                                                        ------------                  ----------

  INCOME BEFORE INCOME TAX EXPENSE                           741,247                     426,883

INCOME TAX  EXPENSE                                          334,340                      85,253
                                                        ------------                  ----------

  NET INCOME                                                $406,907                    $341,630
                                                        ============                  ==========

BASIC EARNINGS PER COMMON SHARE                                $0.08                       $0.07
                                                        ============                  ==========

DILUTED EARNINGS PER COMMON SHARE                              $0.07                       $0.06
                                                        ============                  ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                                    DECEMBER 31,
                                                                    ------------

                                                              1997               1996
                                                              ----               ----
OPERATING ACTIVITIES:
  Net Income                                                 $406,907            $341,630
                                                           ----------        ------------
  Adjustments to Reconcile Net Income
   to Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                             114,882              74,816
    Provision for losses on Accounts Receivable                    --               7,000
    Deferred Credit                                            40,212              23,806
    Net Realized and Unrealized Gain on Investments            (1,088)            (12,752)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                      (503,656)           (474,192)
    Other  Assets                                             (56,951)            (46,273)
    Security Deposits                                         (19,492)            (11,607)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                     342,371             (86,203)
    Income Tax Payable                                        (96,826)             77,926
    Other  Liabilities                                       (205,654)             12,173
                                                           ----------        ------------

  Total Adjustments                                         ($386,202)          ($435,306)
                                                           ----------        ------------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                               $20,705            ($93,676)
                                                           ----------        ------------

INVESTING ACTIVITIES:
  Capital Expenditures                                       (252,584)            (36,385)
  Purchase of Investments                                    (349,892)         (1,306,862)
  Proceeds from Sales of Investments                          748,655           1,100,000
  Cash Received from Related Parties                           15,000              --
                                                           ----------        ------------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                              $161,179           ($243,247)
                                                           ----------        ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                         DECEMBER 31,
                                                                         ------------

                                                                  1997              1996
                                                                  ----              ----

NET CASH - OPERATING ACTIVITIES -
           FORWARDED                                              $20,705          ($93,676)
                                                               ----------        ----------

NET CASH - INVESTING ACTIVITIES -
           FORWARDED                                             $161,179         ($243,247)
                                                               ----------        ----------

 .
FINANCING ACTIVITIES:
  Principal Payments Under Capital
    Lease Obligations                                             (20,413)          (31,106)
   Borrowings Under the Line of Credit                          1,400,000            --
  Purchase of Treasury Stock and Warrants                      (1,018,303)          (16,250)
                                                               ----------        ----------

  NET CASH - FINANCING ACTIVITIES                                $361,284          ($47,356)
                                                               ----------        ----------

  NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS            543,168          (384,279)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                  409,856         2,113,556
                                                               ----------        ----------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                     $953,024        $1,729,277
                                                               ==========        ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                                $16,575           $12,167
          Income Taxes                                            453,547            19,200



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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at December 31, 1997 and the results of its operations for the three months ended December 31, 1997 and 1996 and cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of The Solomon-Page Group Ltd. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 1997 included in The Solomon-Page Group Ltd. Form 10-KSB.

[2] EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the three months ended December 31, 1997 and 1996 have been calculated in accordance with SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earning per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the option or warrants.

The number of weighted average common shares outstanding utilized to compute basic earnings per share was 5,129,285 and 5,139,175 and to compute diluted earnings per share was 6,136,667 and 5,394,626 for the three months ended December 31, 1997 and 1996, respectively.

[3] RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

OVERVIEW

            The Company is a specialty niche provider of staffing services organized into two primary operating divisions: executive search / full time contingency recruitment and temporary staffing and consulting. The executive search and full time contingency recruitment division comprises eight lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and four functional (information technology, accounting, human resources and legal). The executive search and full time contingency recruitment division generated approximately 42% of the Company's revenue for the three months ended December 31, 1997. The temporary staffing and consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas and generated approximately 58% of the Company's revenue for the three months ended December 31, 1997.


            The following is a summary of the Company's consolidated financial and operating data.



                                                        THREE MONTHS ENDED
                                                        ------------------
                                                           DECEMBER 31,
                                                           ------------
STATEMENT OF OPERATIONS DATA:                      1997                  1996
-----------------------------                      ----                  ----
Revenue                                        $10,213,428           $5,478,063
Income from Operations                             728,992              393,698
Income Before Income Tax Expense                   741,247              426,883
Income Tax Expense                                 334,340               85,253
Net Income                                         406,907              341,630
Basic Earnings Per Common Share                      $0.08                $0.07
Diluted Earnings Per Common Share                    $0.07                $0.06

BALANCE SHEET DATA:                                      DECEMBER 31, 1997
-------------------                                      -----------------
Working Capital                                             $4,418,004
Total Assets                                                13,663,750
Line of Credit                                               1,400,000
Long-term Debt, Net of Current Maturities                       24,653
Stockholders' Equity                                         7,720,069


RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.


            Revenue increased to approximately $10,213,000 for the three months ended December 31, 1997 from approximately $5,478,000 for the three months ended December 31, 1996, an increase of approximately $4,735,000 or 86%. Revenues from the Company's executive search and full time contingency recruitment division experienced an increase of 54% to approximately $4,289,000 for the three months ended December 31, 1997 compared to approximately $2,782,000 for the same period in 1996. Revenues from the Company's temporary staffing and consulting division were approximately $5,924,000 for the three months ended December 31, 1997 compared to approximately $2,696,000 for the same period in 1996, an increase of approximately $3,228,000 or 120%.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION [CONTINUED]

         The increase in revenues for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 for the Company's executive search and full time contingency recruitment division is primarily attributable to the expansion of its client base and strong demand for personnel from existing clients. Also, the addition of experienced counselors contributed to the increase in revenues. The Company's temporary staffing and consulting business experienced a significant increase in revenues for three months ended December 31, 1997 compared to the same periods in 1996. The increases were attributable to the expansion into the accounting and human resource temporary staffing marketplace as well as the hiring of experienced sales and recruiting personnel. In addition, revenues from the Company's information technology temporary staffing and consulting business increased to approximately $5,165,000 for the three months ended December 31, 1997 compared to approximately $2,696,000 for the same period in 1996, an increase of 92%.

         Selling expenses for the three months ended December 31, 1997 totaled approximately $7,768,000 (76% of revenues) compared with approximately $4,024,000 (73% of revenues) for the three months ended December 31, 1996. The increase in selling expenses as a percentage of revenue is primarily related to costs associated with payroll requirements within the temporary staffing and consulting division. In addition, the Company has incurred costs due to the hiring of senior level counselors within various lines of business. Selling expenses consist primarily of temporary staffing payroll, salaries and commissions of sales and recruiting personnel, employee benefits, telephone and advertising.

         General and Administrative expenses increased to approximately $1,601,000 (16% of revenues) for the three months ended December 31, 1997 compared to approximately $986,000 (18% of revenues) for the three months ended December 31, 1996. The improvements as a percentage of revenues relates to operating efficiencies and economies of scale associated with increased revenues. The increase was primarily a result of hiring additional operating employees and increased expenses associated with the expansion of the Company's business.

         Depreciation and Amortization expense for the three months ended December 31, 1997 totaled approximately $115,000 compared to approximately $75,000 for the same period in 1996. The increase is due to increased capital expenditures during fiscal 1997 and the amortization of intangible assets related to the acquisition of trade names.

         Income before taxes increased 74% to approximately $741,000 for the three months ended December 31, 1997 as compared to approximately $427,000 for the three months ended December 31, 1996, primarily as a result of the above mentioned factors.

         The effective tax rate increased 25% to 45% for the three months ended December 31, 1997 compared to 20% for the three months ended December 31, 1996, as a result of net operating loss carryforwards utilized in 1996.

         Net income was approximately $407,000 for the three months ended December 31, 1997 compared to approximately $342,000 for the three months ended December 31, 1996. The increase was primarily a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company's sources of liquidity included approximately $1,654,000 in cash and cash equivalents and short-term investments. The Company's working capital at December 31, 1997 was approximately $4,418,000 a decrease of approximately $1,471,000 compared to December 31, 1996. The decrease in working capital is primarily attributable to the repurchase of 1,000,000 warrants at a cost of $1,053,997, which was financed through borrowings on the Company's line of credit. In addition, the Company has available approximately $1,052,000 of long term investments as a source of liquidity if required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
----------------------------------------------------------------------

         On October 31, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 of the Company's Class A redeemable common stock purchase warrants in open market or privately negotiated transactions. The Company has completed the repurchased of 1,000,000 warrants at a cost of $1,053,997, which was financed through borrowings on the Company's line of credit.

         In February 1997, the Company entered into a one year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank which is collateralized by all the Company's assets. The agreement provides for borrowings at 1% above the Dime Reference Rate (Dime Reference Rate at December 31, 1997 was 8.5%), in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1998, on which date the outstanding principal amount is required to be repaid. As of December 31, 1997, the Company has borrowed approximately $1,400,000 under this credit facility, most of which was used for the repurchase of the Company's Class A redeemable common stock purchase warrants. The Company is currently in negotiations with the Dime Savings Bank to extend the facility on substantially the same terms as are currently in effect for an additional one year period. If the Company is unable to extend such facility, the Company believes that an alternative facility can be obtained on substantially similar terms, although there can be no assurance in such regard.

         During the three months ended December 31, 1997, cash flows provided by operating activities were approximately $21,000, resulting primarily from higher earnings. Cash provided by investing activities for the three months ended December 31, 1997 were approximately $161,000, which was primarily due to the sale of investments.

         Capital expenditures for the remainder of fiscal 1998 are expected to be approximately $400,000, which will primarily relate to the upgrading of computers, telephone system and various leasehold improvements.

         The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve months.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards, [SFAS] No. 129, "Disclosure of Information about Capital Structure," in February 1997. SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

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

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have not impact on the Company's consolidated results of operations, financial position or cash flows.

PART II:  OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

On October 31, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 of the Company's Class A redeemable common stock purchase warrants in open market or privately negotiated transactions. The Company has completed the repurchased of 1,000,000 warrants at a cost of $1,053,997, which was financed through borrowings on the Company's line of credit.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (A)           EXHIBITS:

                            27 Financial Data Schedule

          (B)           REPORTS ON FORM 8-K:  NONE

                           THE SOLOMON-PAGE GROUP LTD.
                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE SOLOMON-PAGE GROUP LTD.
                                             (Registrant)




    Date:  February 6, 1998           /S/ LLOYD B. SOLOMON
                                      -----------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




    Date: February 6, 1998            /S/ ERIC M. DAVIS
                                      -----------------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance