Form 10KSB/A
period 1997-09-30
SOLOMON PAGE GROUP LTD
filed 1998-03-04
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                (Amendment No. 2)

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                               51-0353012
    ---------------------------------------    ---------------------------------
         (State or other jurisdiction of           (IRS Employer Identification
          incorporation or organization                      Number)


1140 Avenue of the Americas, New York, New York        10036
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

                  Transitional Small Business Disclosure Format (check one):

                  Yes /  /    No  / X /

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         The Company is a specialty niche provider of staffing services organized into two primary operating divisions: executive search/full time contingency recruitment and temporary staffing and consulting. The executive search and full time contingency recruitment division has eight lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and four functional (information technology, accounting, human resources and legal). The temporary staffing and consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas. The accounting and human resources temporary staffing and consulting businesses commenced operations during fiscal 1997.

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

SCOPE OF STAFFING SERVICES PROVIDED

         The Company provides its services to clients primarily in the New York metropolitan area, but increasingly on a nationwide and global basis to certain of the industries and functional areas that it serves. In addition to its New York office, the Company also has offices in New Jersey, California and Georgia. The Company's retained executive search and contingency recruitment business is currently divided into eight groups.

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


                                     PART II

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

         The following is a summary of the Company's consolidated financial and operating data:

                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------
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

BALANCE SHEET DATA:                              SEPTEMBER 30, 1997
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

         The increase in revenues for the fiscal year ended September 30, 1997 compared to the fiscal year ended September 30, 1996 for the Company's executive search and full time contingency recruitment division is primarily attributable to the expansion of its client base and strong demand for personnel from existing clients. Also, the addition of experienced counselors contributed to the increase in revenues. Revenue for the Company's information technology temporary staffing and consulting business increased significantly to approximately $13,332,000 for fiscal year ended September 30, 1997 compared to approximately $6,607,000 the same period in 1996, an increase of $6,725,000 or 102%. This increase was attributable to the hiring of experienced sales and recruiting personnel as well as the establishment and penetration of customer relationships. In addition, during fiscal 1997 the Company expanded its existing presence within its accounting and human resources specialty niches by providing temporary staffing and consulting services to existing as well as new clients through dedicated teams of experienced staffing or industry personnel. These expanded operations also contributed to the increase in revenues for the fiscal year ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company's sources of liquidity included approximately $1,309,000 in cash and cash equivalents and short-term investments. The Company's working capital was approximately $4,921,000 at September 30, 1997. In addition, the Company has available approximately $1,251,000 of long term investments as a source of liquidity as required.

         In February 1997, the Company entered into a one year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank which is collateralized by all of the Company's assets. The agreement provides for borrowings at the Dime Reference Rate + 1% (as of December 31, 1997, the Dime Reference Rate + 1% was 9.50%) in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1998, on which date the outstanding principal amount is required to be repaid. The Company has borrowed approximately $1,400,000 under the credit facility during the period from October 9, 1997 to December 31, 1997, most of which was used for the repurchase of the Company's Class A redeemable common stock purchase warrants. The Company is currently in negotiations with The Dime Savings Bank to extend this facility on substantially the same terms as are currently in effect for an additional one year period. If the Company is unable to extend such facility, the Company believes that an alternative facility can be obtained on substantially similar terms, although there can be no assurance in this regard.

         Cash flows provided by (used in) operating activities for the fiscal years ended September 30, 1997 and 1996 were approximately $292,000 and ($650,000), respectively. The improvement in cash flows for the year ended September 30, 1997 compared to 1996 was due primarily to higher earnings. In addition, the increase in accounts receivable for fiscal 1997 compared to fiscal 1996 is directly related to the increase in revenues of $11,830,000. Cash flows used in investing activities for the fiscal years ended September 30, 1997 and 1996 were approximately $1,861,000 and $1,568,000, respectively. Most of the cash used in investing activities was for the purchase of short-term investments and capital expenditures.

         Capital expenditures for fiscal 1998 are expected to be approximately $500,000, which will primarily relate to the upgrading of computers, telephone system and various leasehold improvements.

           On October 31, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 of the Class A Warrants. Purchases are being made from time to time on the Nasdaq Small Cap market or otherwise at prevailing market prices and may be made in privately negotiated transactions. At December 31, 1997, an aggregate of 962,562 Class A Warrants had been repurchased for an aggregate purchase price of approximately $1,018,303. The Company also terminated its common stock repurchase plan which was authorized on December 31, 1996.

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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----

Independent Auditor's Report ...............................................F-2

Consolidated Balance Sheet as of September 30, 1997 ........................F-3

Consolidated Statements of Operations for the years ended
September 30, 1997 and 1996.................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1997 and 1996.................................................F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1997 and 1996.................................................F-7

Notes to Consolidated Financial Statements .................................F-8




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
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                           $       409,856
   Investments                                                                 899,220
   Accounts Receivable - [Net of Allowances of $125,000]                     7,378,027
   Other Current Assets                                                        297,886
                                                                       ---------------

   TOTAL CURRENT ASSETS                                                      8,984,989
                                                                       ---------------
PROPERTY AND EQUIPMENT:
   Equipment                                                                 1,155,072
   Furniture and Fixtures                                                      406,372
   Leasehold Improvements                                                      578,764
                                                                       ---------------

   Total - At Cost                                                           2,140,208
   Less: Accumulated Depreciation                                              682,826
                                                                             ---------
PROPERTY AND EQUIPMENT -NET                                                  1,457,382
                                                                             ---------
OTHER ASSETS:
   Investments                                                               1,251,207
   Intangible Assets - [Net of Accumulated Amortization of $110,569]           753,564
   Due from Related Parties                                                    177,920
   Security Deposits                                                           133,172
   Restricted Investment                                                        34,466
   Other Assets                                                                 22,756
                                                                       ---------------

   TOTAL OTHER ASSETS                                                        2,373,085
                                                                       ---------------
   TOTAL ASSETS                                                        $    12,815,456
                                                                       ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accrued Payroll and Commissions                                     $     2,494,101
   Accounts Payable and Accrued Expenses                                       967,887
   Income Taxes Payable                                                        267,104
   Current Portion of Obligations Under Capital Leases                          63,325
   Other Current Liabilities                                                   271,238
                                                                       ---------------

   TOTAL CURRENT LIABILITIES                                                 4,063,655
                                                                       ---------------

LONG-TERM LIABILITIES:
   Obligations Under Capital Leases                                             36,473
   Deferred Credit                                                             383,863
                                                                       ---------------
   TOTAL LONG-TERM LIABILITIES                                                 420,336
                                                                       ---------------
COMMITMENTS AND CONTINGENCIES                                                       --
                                                                       ---------------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share; Authorized
     2,000,000 Shares, None Issued or Outstanding                                   --

   Common Stock - Par Value $.001 Per Share;
     Authorized 20,000,000 Shares, 5,139,285 Shares
     Issued and 5,129,285 Shares Outstanding                                     5,139

   Additional Paid-in Capital                                                8,488,247

   Treasury Stock; 10,000 Common Shares - At Cost                              (16,250)

   Accumulated Deficit                                                        (145,671)
                                                                       ---------------
   TOTAL STOCKHOLDERS' EQUITY                                                8,331,465
                                                                       ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    12,815,456
                                                                       ===============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                   YEARS ENDED
                                                                                                   -----------
                                                                                                  SEPTEMBER 30,
                                                                                                  -------------
                                                                                          1 9 9 7             1 9 9 6
                                                                                          -------             -------

REVENUE                                                                               $    28,996,485     $    17,165,836
                                                                                      ---------------     ---------------

OPERATING EXPENSES:
   Selling Expenses                                                                        22,412,747          12,762,977
   General and Administrative                                                               4,555,081           3,652,619
   Depreciation and Amortization                                                              337,158             240,927
                                                                                      ---------------     ---------------

   TOTAL OPERATING EXPENSES                                                                27,304,986          16,656,523
                                                                                      ---------------     ---------------

   INCOME FROM OPERATIONS                                                                   1,691,499             509,313
                                                                                      ---------------     ---------------

OTHER INCOME [EXPENSES]:
   Interest and Dividend Income                                                               133,077             130,937
   Interest Expense                                                                           (26,820)            (49,215)
   Net Realized and Unrealized Gain on Investments                                             37,140             137,411
   Other Income                                                                                    --               1,080
                                                                                      ---------------     ---------------

   TOTAL OTHER INCOME                                                                         143,397             220,213
                                                                                      ---------------     ---------------

   INCOME BEFORE INCOME TAX EXPENSE                                                         1,834,896             729,526

INCOME TAX EXPENSE                                                                            552,531              19,200
                                                                                      ---------------     ---------------

   NET INCOME                                                                         $     1,282,365     $       710,326
                                                                                      ===============     ===============

PRIMARY INCOME PER COMMON SHARE                                                       $           .20     $           .14
                                                                                      ===============     ===============

FULLY DILUTED INCOME PER COMMON SHARE                                                 $           .20     $           .13
                                                                                      ===============     ===============



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                         ADDITIONAL                                        TOTAL
                                                                         ----------                                        -----
                                PREFERRED STOCK       COMMON STOCK        PAID-IN        TREASURY STOCK    ACCUMULATED STOCKHOLDERS'
                                ---------------       ------------        -------        ----------------  -------------------------
                            SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL     SHARES       AMOUNT     DEFICIT       EQUITY
                            ------      ------     ------      ------      -------     ------       ------     -------       ------


BALANCE - OCTOBER 1,
   1995                          --  $      --   5,139,285  $   5,139  $ 8,488,247         --  $       --  $ (2,138,362) $ 6,355,024

   Net Income                    --         --          --         --           --         --          --       710,326      710,326
                          ---------  ---------  ----------  ---------  -----------  ---------  ----------  ------------  -----------

BALANCE - SEPTEMBER 30,
   1996                          --         --   5,139,285      5,139    8,488,247         --          --    (1,428,036)  7,065,350

   Treasury Shares
     Purchased                   --         --          --         --           --     10,000     (16,250)           --     (16,250)

   Net Income                    --         --          --         --           --         --          --     1,282,365    1,282,365
                          ---------  ---------  ----------  ---------  -----------  ---------  ----------  ------------  -----------

BALANCE - SEPTEMBER 30,
   1997                          --  $      --   5,139,285  $   5,139  $ 8,488,247     10,000  $  (16,250) $   (145,671) $ 8,331,465
                          =========  =========  ==========  =========  ===========  =========  ==========  ============  ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   YEARS ENDED
                                                                                                   -----------
                                                                                                  SEPTEMBER 30,
                                                                                                  -------------
                                                                                          1 9 9 7            1 9 9 6
                                                                                          -------            -------
OPERATING ACTIVITIES:
   Net Income                                                                         $     1,282,365     $       710,326
                                                                                      ---------------     ---------------
   Adjustments  to  Reconcile  Net  Income to Net Cash  Provided  by [Used  for]
     Operating Activities:
     Depreciation and Amortization                                                            337,158             240,927
     Provision for Losses on Accounts Receivable                                               35,100             235,157
     [Gain] on Disposal of Assets                                                                  --                (580)
     Deferred Credit                                                                          117,871              52,139
     Net Realized and Unrealized Gain on Investments                                          (37,140)           (137,411)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                                 (3,253,036)         (2,944,843)
       Other Current Assets                                                                   (79,613)           (120,881)
       Security Deposits                                                                      (47,894)             (7,531)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                                1,491,840           1,260,388
       Income Tax Payable                                                                     290,104                  --
       Other Current Liabilities                                                              155,676              62,198
                                                                                      ---------------     ---------------

     Total Adjustments                                                                       (989,934)         (1,360,437)
                                                                                      ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES                                                            292,431            (650,111)
                                                                                      ---------------     ---------------

INVESTING ACTIVITIES:
   Capital Expenditures                                                                      (791,427)           (302,189)
   Purchases of Investments                                                                (2,183,043)         (4,618,641)
   Proceeds from Sales of Investments                                                       1,380,081           3,446,508
   Acquisitions of Trade Names                                                               (264,532)           (179,601)
   Proceeds from Insurance Claim                                                                   --              23,799
   Advances to Related Parties                                                                (11,637)            (46,888)
   Cash Received from Related Parties                                                          10,000              19,000
   Transfer from Restricted Investment                                                             --              90,043
                                                                                      ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES                                                         (1,860,558)         (1,567,969)
                                                                                      ---------------     ---------------

FINANCING ACTIVITIES:
   Principal Payments Under Capital Lease Obligations                                        (119,323)           (113,525)
   Purchase of Treasury Stock                                                                 (16,250)                 --
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                           (135,573)           (113,525)
                                                                                      ---------------     ---------------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS                                             (1,703,700)         (2,331,605)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                                              2,113,556           4,445,161
                                                                                      ---------------     ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                                           $       409,856     $     2,113,556
                                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $        26,820     $        49,215
     Income Taxes                                                                     $       422,402     $            --

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

REVENUE RECOGNITION - Search revenues are recognized in full-time contingency search engagements upon the successful completion of the assignment. In a retained search engagement, the non-refundable retainer is recognized upon execution of the agreement, with the balance recognized upon successful completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period. Temporary staffing and consulting revenue is recognized when the temporary personnel provide the service.

RECEIVABLE ALLOWANCES - The Company records allowances against accounts receivable, based on historical experience, for its estimated exposure to loss from bad debts and from search candidates that do not fulfill the Company's guarantee period. Losses from bad debts are charged to expense and losses related to the guarantee period are charged to revenue.

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

START-UP COSTS - The Company expenses the startup cost of new business groups as incurred.

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

INTANGIBLES - Intangibles which consist of trade names and customer lists are amortized utilizing the straight-line method over periods ranging from 5 to 15 years. When changing circumstances warrant, the Company evaluates the carrying value and the periods of amortization based on the current and expected future non-discounted cash flows from operations to determine whether revised estimates of carrying value or useful lives is required. Amortization expense was $64,295 and $37,774 for the years ended September 30, 1997 and 1996, respectively [See
Note 7].

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

STOCK BASED COMPENSATION - The Company accounts for employee stock-based compensation under the intrinsic value based method as prescribed by Accounting Principles Board ["APB"] Opinion No. 25. The Company applies the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to non-employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

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

At September 30, 1997, the Company's available for sale and held to maturity securities consisted of certain highly liquid debt securities. A summary of the Company's investments in debt securities is as follows:

                                                      SEPTEMBER 30, 1997
                                                      ------------------
FINANCIAL STATEMENT CAPTION                   CARRYING VALUE      FAIR VALUE
---------------------------                   --------------      ----------

Available for Sale:
   Cash and Cash Equivalents                  $       9,188     $       9,188
                                              =============     =============

   Investments                                $   2,150,427     $   2,150,427
                                              =============     =============

Held to Maturity:
   Restricted Investment - Noncurrent         $      34,466     $      34,466
                                              =============     =============

Gross proceeds from sale of available for sale securities was $2,041,991 and net realized gain on sales was $28,990 for the year ended September 30, 1997. Net unrealized gains on trading securities was $4,332 and is included in earnings for the year ended September 30, 1996.

Contractual maturities of debt securities classified as available for sale and held to maturity are as follows:

                                          AVAILABLE FOR SALE    HELD TO MATURITY
                                          ------------------    ----------------

Within 1 year                              $     899,220         $      34,466
Between 1 and 5 years                      $   1,251,207         $          --

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

Following is a summary of property held under capital leases:

Furniture and Fixtures                         $       110,481
Office Equipment                                       360,778
                                               ---------------

Total - At Cost                                        471,259
Less: Accumulated Amortization                         315,127

   TOTAL                                       $       156,132
   -----                                       ===============

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

1998                                           $        75,090
1999                                                    38,497
2000                                                        --
2001                                                        --
2002                                                        --
Thereafter                                                  --
                                               ---------------

Net Minimum Lease Payments                             113,587
Less: Amount Representing Interest                     (13,789)
                                               ---------------
Present Value of Net Minimum Lease Payments             99,798
Less: Current Portion                                   63,325
                                               ---------------
   LONG-TERM PORTION                           $        36,473
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

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 1997 for each of the next five years and in the aggregate are:

YEAR ENDING
-----------
SEPTEMBER 30,
-------------
   1998                                        $       771,094
   1999                                                769,519
   2000                                                846,742
   2001                                                874,331
   2002                                                905,324
Subsequent to 2002                                   3,294,700
                                               ---------------

   TOTAL MINIMUM FUTURE RENTAL PAYMENTS        $     7,461,710
   ------------------------------------        ===============

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[5] LEASES [CONTINUED]

OPERATING LEASES [CONTINUED] - In addition, the Company is liable for its pro-rata share of increases in real estate taxes and escalations as provided in the lease agreements.

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

On September 18, 1996, the Company terminated an agreement relating to 794,136 escrow shares that had been made available for issuance to certain executives of the Company. These escrow shares were to have been released based on the achievement by the Company of prescribed levels of pre-tax earnings. Concurrent with the termination, the Company retired the shares. In consideration for terminating the escrow share agreement, the Company granted stock options to purchase 200,000 shares of common stock at fair market value on the date of grant to each of the three executives who would have been eligible to receive escrow shares.

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

On October 20, 1994, in connection with its initial public offering, the Company granted to its underwriter an option to purchase an aggregate 200,000 units consisting of one share of common stock and one Class A redeemable stock purchase warrant exercisable at $6.60 per unit commencing October 20, 1995 and expiring October 20, 1999.

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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[8] OPTIONS AND WARRANTS [CONTINUED]

A summary of the activity in the option plans is as follows:

                                                             WEIGHTED AVERAGE
                                                             ----------------
                                                SHARES        EXERCISE PRICE
                                                ------        --------------

OUTSTANDING AT SEPTEMBER 30, 1995              1,372,000        $   1.46

   Granted                                       758,500            2.06
   Exercised                                          --
   Expired/Canceled                             (357,000)           1.49
                                               ---------

OUTSTANDING AT SEPTEMBER 30, 1996              1,773,500            1.71

   Granted                                       246,750            2.33
   Exercised                                          --
   Expired/Canceled                              (55,000)           1.43
                                               ---------

OUTSTANDING AT SEPTEMBER 30, 1997              1,965,250            1.80
                                               =========

EXERCISABLE AT SEPTEMBER 30, 1997                709,666            1.68
                                               =========

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

Net Income:
   As Reported                                   $ 1,282,365        $ 710,326
   Pro Forma                                     $   952,889        $ 307,459

Primary Income Per Share:
   As Reported                                   $       .20        $     .14
   Pro Forma                                     $       .17        $     .06

Fully Diluted Income Per Share:
   As Reported                                   $       .20        $     .13
   Pro Forma                                     $       .16        $     .06

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for the grants awarded in 1997 and 1996, respectively:

                                                     SEPTEMBER 30,
                                                     -------------
                                               1 9 9 7                 1 9 9 6
                                              ---------               --------
Dividend Yields                                   0.00%                  0.00%
Expected Volatility                             105.29%                122.66%
Risk-Free Interest Rate                           5.99%                  6.41%
Expected Lifes                                  4 Years             4.79 Years

The weighted-average fair value of options granted was $1.73 and $1.74 for the years ended September 30, 1997 and 1996, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[8] OPTIONS AND WARRANTS [CONTINUED]

The following table summarizes information about stock options at September 30, 1997:

                                                OUTSTANDING                                    EXERCISABLE
                              ---------------------------------------------------      ----------------------------
                                                WEIGHTED             WEIGHTED                           WEIGHTED
                                                --------             --------                           --------
      RANGE OF                                  REMAINING             AVERAGE                            AVERAGE
      --------                                  ---------             -------                            -------
   EXERCISE PRICES            SHARES        CONTRACTUAL LIFE      EXERCISE PRICE       SHARES        EXERCISE PRICE
   ---------------            ------        ----------------      --------------       ------        --------------
$ .01 to $2.00                 1,089,250         7.6 Years        $         1.40          473,000      $      1.40
$2.01 to $3.00                   876,000         6.6 Years        $         2.29          236,666      $      2.25
                           -------------                                            -------------
                               1,965,250         7.2 Years        $         1.80          709,666      $      1.68
                           =============                                            =============

[9] INCOME TAXES EXPENSE

The provision for income tax expense consists of the following:

                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                  1 9 9 7          1 9 9 6
                                                                  -------          -------
Current:
   Federal                                                      $    835,681    $     379,000
   Utilization of Net Operating Loss Carryforward                   (423,131)        (379,000)
   State and City                                                    453,680          200,000
   Utilization of Net Operating Loss Carryforward                   (229,504)        (196,000)
                                                                ------------    -------------

   Total Current                                                     636,726            4,000
                                                                ------------    -------------

Deferred [Benefit]:
   Federal                                                           (60,923)          15,200
   State and City                                                    (23,272)              --
                                                                ------------    -------------
   Total Deferred                                                    (84,195)          15,200
                                                                ------------    -------------

   TOTAL INCOME TAX EXPENSE                                     $    552,531    $      19,200
   ------------------------                                     ============    =============

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                             SEPTEMBER 30,
                                                             -------------
                                                         1 9 9 7        1 9 9 6
                                                         -------        -------

Federal Statutory Rate                                     34.0%         34.0%
Non Deductible Expenses                                     4.4          17.4
Benefit of Net Operating Loss Carryforward                (23.1)        (51.4)
Change in Deferred Tax Asset Valuation Allowance            7.8            --
State Income Taxes [Net of Federal Tax Benefit]             8.1            .5
Other                                                      (1.1)          2.1
                                                   ------------   -----------

   EFFECTIVE RATE                                          30.1%          2.6%
   --------------                                  ============   ===========

The Company has net operating loss carryforwards of approximately $54,000 which will expire in 2009.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[9] INCOME TAXES EXPENSE [CONTINUED]

The major components of deferred income tax assets and liabilities are as follows:

                                                         SEPTEMBER 30,
                                                         -------------
                                                            1 9 9 7
                                                            -------
Deferred Tax Liabilities:
   Cash Basis Adjustments                               $    (159,279)
   Accelerated Depreciation                                   (91,332)
                                                        -------------

   Total Deferred Tax Liabilities                            (250,611)

Deferred Tax Assets:
   Rent Deferrals                                             149,972
   Net Operating Loss                                          18,419
   Reserves                                                   156,099
   Other                                                       10,316
                                                        -------------

   Total Deferred Tax Assets                                  334,806
                                                        -------------
Net Deferred Tax Asset:
   Before Valuation Allowance:                                 84,195
   Valuation Allowance                                             --
                                                        -------------
   NET DEFERRED INCOME TAX ASSET                        $      84,195
   -----------------------------                        =============

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

[12] FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. Carrying value approximates fair value for amounts classified as due from related parties as the receivables carry market rates of interest. For certain instruments, including cash and cash equivalents, trade receivables and trade payables, it was estimated that the carrying amount approximates fair value for the majority of these instruments because of their short maturities.

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

                                         THE SOLOMON-PAGE GROUP LTD.


Dated:    March 2, 1998                  By: /s/ Lloyd Solomon
                                         ----------------------------------
                                            Lloyd Solomon
                                            Vice Chairman and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                         TITLE                   DATE


/s/ Herbert Solomon            Chairman of the Board             March 2, 1998
-----------------------------   and Director
Herbert Solomon


/s/ Lloyd Solomon              Vice Chairman of the Board,       March 2, 1998
-----------------------------  Chief Executive Officer
Lloyd Solomon                  and Director (Principal
                               Executive Officer)

/s/ Scott Page
-----------------------------  President and Director            March 2, 1998
Scott Page


/s/ Eric M. Davis              Vice President - Finance,         March 2, 1998
----------------------------   Chief Financial Officer
Eric M. Davis                  and Director (Principal
                               Financial and Accounting
                               Officer)


*/s/ Edward Ehrenberg          Director                          March 2, 1998
---------------------------
Edward Ehrenberg


*/s/ Joel A. Klarreich         Director                          March 2, 1998
---------------------------
Joel A. Klarreich


       */s/ Eric M. Davis
       --------------------
        By:  Eric M. Davis
        Attorney-in-Fact