Form 10KSB/A
period 1997-09-30
SOLOMON PAGE GROUP LTD
filed 1998-04-10
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-KSB/A
                                (Amendment No. 3)

(Mark One)


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1997

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   51-0353012
------------------------------------         -----------------------------------
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

INDUSTRY OVERVIEW

         According to the Staffing Industry Report, revenues for the staffing industry were expected to exceed $86 billion for 1997. Temporary help, the largest staffing services segment, was estimated to have 1997 revenues of approximately $54 billion and has grown at an average annual rate of approximately 17% over the past five years. Technical/Information technology services, which is a subset of the temporary help segment, has become one of the fastest growing segments to the staffing services industry, as the increased use of technology has led to a dramatic rise in demand for technical project support, software development and other computer-related services. Revenues from the Technical/Information technology services segment were estimated at approximately $15 billion for 1997, representing a 27% increase over 1996. The placement and search sector of the staffing industry consists of three segments, retained search, contingency recruitment and temp-to-perm. Revenues for the placement and search sector were estimated to exceed $10 billion for 1997.

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

EMPLOYEES

         As of March  31,  1998,  the  staff  of the  Company  consisted  of 130 full-time employees, including the Company's four executive officers, 90 recruitment and placement counselors and 36 administrative and clerical employees. None of the Company's employees is represented by a labor organization and the Company is not aware of any activity seeking such organization.
The Company considers its relationships with its employees to be excellent.

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

         The following is a summary of the Company's consolidated financial and operating data:


                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------------
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

         Income from operations was approximately $1,691,000 for the fiscal year ended September 30, 1997 compared to approximately $509,000 for the fiscal year ended September 30, 1996. The Company's operating results for the fiscal year ended September 30, 1997 include charges of approximately $300,000 relating to the startup of its accounting and human resource temporary staffing and consulting business and a $200,000 charge relating to a potentially uncollectible non-trade receivable.

         Income Tax Expense for the fiscal year ended September 30, 1997 was approximately $553,000 compared with approximately $19,000 for the fiscal year ended September 30, 1996. At September 30, 1997, the Company has net operating loss carryforwards of approximately $54,000 which can be applied to future taxable income. The Company's effective tax rate for the fiscal year ended September 30, 1997 increased to approximately 30% compared to approximately 3% in Fiscal 1996. The increase in the Company's effective tax rate was due to the utilization of net operating loss carryforwards in Fiscal 1996, changes in deferred tax asset valuation allowance and increases in state income taxes.

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

         In February 1997, the Company entered into a one year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank which is collateralized by all of the Company's assets. The agreement provides for borrowings at the Dime Reference Rate + 1% (as of March 31, 1997, the Dime Reference Rate + 1% was 9.50%) in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1999, on which date the outstanding principal amount is required to be repaid. The Company has borrowed approximately $2,400,000 under the credit facility during the period from October 9, 1997 to March 31, 1998, most of which was used for the repurchase of the Company's Class A redeemable common stock purchase warrants.

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

         Since September 30, 1997, the staff of the Company has increased from 110 full-time employees to 130 full-time employees. The Company believes, though there can be no assurance, that it will have approximately 140 employees as of September 30, 1998.

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

                                             THE SOLOMON-PAGE GROUP LTD.


Dated:    April 9, 1998                      By: /S/ LLOYD SOLOMON
                                                 -------------------
                                                 Lloyd Solomon
                                                 Vice Chairman and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                    TITLE                         DATE
         ---------                    -----                         ----



  /S/ HERBERT SOLOMON      Chairman of the Board and Director    April 9, 1998
-----------------------
Herbert Solomon



  /S/ LLOYD SOLOMON        Vice Chairman of the Board, Chief     April 9, 1998
-----------------------    Executive Officer and Director
Lloyd Solomon              (Principal Executive Officer)



  /S/ SCOTT PAGE           President and Director               April 9, 1998
-----------------------
Scott Page



  /S/ ERIC M. DAVIS        Vice President - Finance, Chief      April 9, 1998
-----------------------    Financial Officer and Director
Eric M. Davis              (Principal Financial and Accounting
                           Officer)


* /S/ EDWARD EHRENBERG     Director                             April 9, 1998
-----------------------
Edward Ehrenberg



* /S/ JOEL A. KLARREICH    Director                             April 9, 1998
-----------------------
Joel A. Klarreich



         *  /S/ ERIC M. DAVIS
          ------------------
          By:  Eric M. Davis
          Attorney-in-Fact

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------


INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                           PAGE


Independent Auditor's Report ...........................................    F-2

Consolidated Balance Sheet as of September 30, 1997 ....................    F-3

Consolidated Statements of Operations for the years ended
September 30, 1997 and 1996.............................................    F-5

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1997 and 1996.............................................    F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1997 and 1996.............................................    F-7

Notes to Consolidated Financial Statements .............................    F-8







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
--------------------------------------------------------------------------------


ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                      $   409,856
   Investments                                                                        899,220
   Accounts Receivable - [Net of Allowances of $125,000]                            7,378,027
   Other Current Assets                                                               297,886
                                                                                  -----------

   TOTAL CURRENT ASSETS                                                             8,984,989

PROPERTY AND EQUIPMENT:
   Equipment                                                                        1,155,072
   Furniture and Fixtures                                                             406,372
   Leasehold Improvements                                                             578,764
                                                                                  -----------

   Total - At Cost                                                                  2,140,208
   Less: Accumulated Depreciation                                                     682,826
                                                                                  -----------

PROPERTY AND EQUIPMENT -NET                                                         1,457,382
                                                                                  -----------

OTHER ASSETS:
   Investments                                                                      1,251,207
   Intangible Assets - [Net of Accumulated Amortization of $110,569]                  753,564
   Due from Related Parties                                                           177,920
   Security Deposits                                                                  133,172
   Restricted Investment                                                               34,466
   Other Assets                                                                        22,756
                                                                                  -----------

   TOTAL OTHER ASSETS                                                               2,373,085
                                                                                  -----------

   TOTAL ASSETS                                                                   $12,815,456
                                                                                  ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
--------------------------------------------------------------------------------




LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accrued Payroll and Commissions                               $  2,494,101
   Accounts Payable and Accrued Expenses                              967,887
   Income Taxes Payable                                               267,104
   Current Portion of Obligations Under Capital Leases                 63,325
   Other Current Liabilities                                          271,238
                                                                 ------------

   TOTAL CURRENT LIABILITIES                                        4,063,655
                                                                 ------------

LONG-TERM LIABILITIES:
   Obligations Under Capital Leases                                    36,473
   Deferred Credit                                                    383,863
                                                                 ------------

   TOTAL LONG-TERM LIABILITIES                                        420,336
                                                                 ------------

COMMITMENTS AND CONTINGENCIES                                            --
                                                                 ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share; Authorized
     2,000,000 Shares, None Issued or Outstanding                        --

   Common Stock - Par Value $.001 Per Share;
     Authorized 20,000,000 Shares, 5,139,285 Shares
     Issued and 5,129,285 Shares Outstanding                            5,139

   Additional Paid-in Capital                                       8,488,247

   Treasury Stock; 10,000 Common Shares - At Cost                     (16,250)

   Accumulated Deficit                                               (145,671)
                                                                 ------------

   TOTAL STOCKHOLDERS' EQUITY                                       8,331,465
                                                                 ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 12,815,456
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
                                                              ===============     ===============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                         ADDITIONAL                                        TOTAL
                                PREFERRED STOCK COMMON STOCKPAID-IN    TREASURY STOCK                  ACCUMULATED     STOCKHOLDERS'
                            SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL     SHARES       AMOUNT     DEFICIT    EQUITY
                            ------      ------     ------      ------      -------     ------       ------     -------    ------


BALANCE - OCTOBER 1,
   1995                       --      $  --       5,139,285   $5,139   $8,488,247       --      $   --   $(2,138,362)  $6,355,024

   Net Income                 --         --           --          --           --       --          --       710,326      710,326
                            -----      ------     ---------   ------   ----------     ------     ------- -----------   ----------

BALANCE - SEPTEMBER 30,
   1996                       --         --       5,139,285    5,139    8,488,247       --          --    (1,428,036)   7,065,350

   Treasury Shares
     Purchased                --         --           --          --           --     10,000     (16,250)         --      (16,250)

   Net Income                 --         --           --          --           --       --          --     1,282,365    1,282,365
                            -----      ------     ---------   ------   ----------     ------     ------- ------------  ----------

BALANCE - SEPTEMBER 30,
   1997                       --      $  --       5,139,285   $5,139   $8,488,247     10,000    $(16,250) $ (145,671)  $8,331,465
                            =====      ======     =========   ======   ==========     ======     =======  ============  =========


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

REVENUE RECOGNITION - Search revenues are recognized in full-time contingency search engagements upon the successful completion of the assignment. In a retained search engagement, the non-refundable retainer is recognized upon execution of the agreement, with the balance recognized upon successful completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period which generally ranges from 30 to 90 days. Temporary staffing and consulting revenue is recognized when the temporary personnel provide the service.

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

Following is a summary of property held under capital leases:

Furniture and Fixtures                                   $       110,481
Office Equipment                                                 360,778
                                                         ---------------

Total - At Cost                                                  471,259
Less: Accumulated Amortization                                   315,127

   TOTAL                                                 $       156,132
   -----                                                 ===============

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

1998                                                     $        75,090
1999                                                              38,497
2000                                                                  --
2001                                                                  --
2002                                                                  --
Thereafter                                                            --
                                                         ---------------

Net Minimum Lease Payments                                       113,587
Less: Amount Representing Interest                               (13,789)

Present Value of Net Minimum Lease Payments                       99,798
Less: Current Portion                                             63,325

   LONG-TERM PORTION                                     $        36,473
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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[8] OPTIONS AND WARRANTS [CONTINUED]

A summary of the activity in the option plans is as follows:

                                                             WEIGHTED AVERAGE
                                               SHARES         EXERCISE PRICE
                                               ------         --------------

OUTSTANDING AT SEPTEMBER 30, 1995            1,372,000        $    1.46

   Granted                                     758,500             2.06
   Exercised                                        --
   Expired/Canceled                           (357,000)            1.49
                                           -----------

OUTSTANDING AT SEPTEMBER 30, 1996            1,773,500             1.71

   Granted                                     246,750             2.33
   Exercised                                        --
   Expired/Canceled                            (55,000)            1.43
                                           -----------

   OUTSTANDING AT SEPTEMBER 30, 1997         1,965,250             1.80
                                           ===========

   EXERCISABLE AT SEPTEMBER 30, 1997           709,666             1.68
                                           ===========

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


                                         OUTSTANDING                                  EXERCISABLE
                                         WEIGHTED             WEIGHTED                           WEIGHTED
      RANGE OF                           REMAINING             AVERAGE                            AVERAGE
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
   ------------------------                                      ============    =============

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                            SEPTEMBER 30,
                                                            -------------
                                                       1 9 9 7          1 9 9 6
                                                       -------          -------

Federal Statutory Rate                                  34.0%           34.0%
Non Deductible Expenses                                  4.4             5.9
Benefit of Net Operating Loss Carryforward             (23.1)          (39.9)
Change in Deferred Tax Asset Valuation Allowance         7.8              --
State Income Taxes [Net of Federal Tax Benefit]          8.1              .5
Other                                                   (1.1)            2.1
                                                    --------     -----------
   EFFECTIVE RATE                                       30.1%            2.6%
   --------------                                   ========     ===========

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