Form 10QSB
period 1998-03-31
SOLOMON PAGE GROUP LTD
filed 1998-05-13
CIK 926259

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 Yes /X/  No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 11, 1998, there were outstanding 5,129,285 shares of the Registrant's Common Stock, $.001 par value.

            Transitional Small Business Disclosure Format:

                                Yes / /  No /X/

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
FORM 10-QSB
QUARTERLY REPORT
FOR THE SIX MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                          PART I: FINANCIAL INFORMATION

ITEM 1:      Financial Statements                                    Page Number
                                                                     -----------

Consolidated Balance Sheet as of March 31, 1998 [Unaudited]...................1
Consolidated Statements of Operations for the three months and six months ended March 31, 1998 and 1997 [Unaudited].....................................3
Consolidated Statements of Cash Flows for the three months and six months ended March 31, 1998 and 1997 [Unaudited].....................................4
Notes to Consolidated Financial Statements [Unaudited] .......................6


ITEM 2:      Management's Discussion and Analysis or
             Plan of Operation................................................7


                           PART II: OTHER INFORMATION

ITEM 4:      Submission of Matters to a Vote of Security Holders.............10

ITEM 6:      Exhibits and Reports on Form 8-K................................10

SIGNATURES...................................................................11

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1998 [UNAUDITED]


ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                               $611,707
  Investments                                                              600,814
  Accounts Receivable - [Net of Allowances of $156,000]                  9,164,715
  Other Current Assets                                                     689,972
                                                                       -----------

 TOTAL CURRENT ASSETS                                                   11,067,208
                                                                       -----------

 PROPERTY AND EQUIPMENT  [NET OF ACCUMULATED
   DEPRECIATION OF $884,228]                                             1,808,072
                                                                       -----------

OTHER ASSETS:
  Investments                                                            1,051,158
  Intangible Assets - [Net of Accumulated Amortization of $153,023]        711,110
  Due from Related Parties                                                 162,920
  Security Deposits                                                        128,714
  Restricted Investment                                                     34,466
                                                                       -----------

 TOTAL OTHER ASSETS                                                      2,088,368
                                                                       -----------

 TOTAL ASSETS                                                          $14,963,648
                                                                       ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1998 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accrued Payroll and Commissions                               $3,101,060
  Accounts Payable and Accrued Expenses                            805,342
  Income Taxes Payable                                             206,372
  Line of Credit                                                 2,400,000
  Current Portion of Obligations Under Capital Leases               54,281
  Other Current Liabilities                                          3,500
                                                               -----------

  TOTAL CURRENT LIABILITIES                                      6,570,555
                                                               -----------

COMMITMENTS AND CONTINGENCIES                                           --

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                   8,938
  Deferred Credit                                                  464,287
                                                               -----------

  TOTAL LONG-TERM LIABILITIES                                      473,225
                                                               -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
    2,000,000 Shares, None Issued or Outstanding                        --

  Common Stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,139,285 Shares
    Issued and 5,129,285 Shares Outstanding                          5,139

  Additional Paid-in Capital                                     8,488,247

  Treasury Stock and Warrants; 10,000 Common Shares;
    1,000,000 Warrants - At Cost                                (1,070,248)

  Retained Earnings                                                496,730
                                                               -----------

  TOTAL STOCKHOLDERS' EQUITY                                     7,919,868
                                                               -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $14,963,648
                                                               ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                                                   Three months ended                      Six months ended
                                                                   ------------------                      ----------------
                                                                        March 31,                               March 31,
                                                                        ---------                               ---------

                                                               1998                 1997                1998                1997
                                                               ----                 ----                ----                ----

REVENUE                                                      $11,277,761    $6,274,218         $21,491,189         $11,752,281
                                                             -----------    ----------         -----------         ------------

SELLING EXPENSES                                               8,812,023     4,920,474          16,580,213           8,944,111

GENERAL AND ADMINISTRATIVE                                     1,891,095       964,449           3,492,459           1,950,361

DEPRECIATION AND AMORTIZATION                                    128,963        79,292             243,845             154,108
                                                             -----------    ----------         -----------        -------------

  TOTAL OPERATING EXPENSES                                    10,832,081     5,964,215          20,316,517          11,048,580
                                                             -----------    ----------         -----------        -------------

 INCOME FROM OPERATIONS                                          445,680       310,003           1,174,672             703,701
                                                             -----------    ----------         -----------        -------------

OTHER INCOME [EXPENSES]
  Interest and Dividend Income                                    36,507        33,331              64,249              67,054
  Interest Expense                                               (47,779)      (10,002)            (64,354)            (22,169)
  Net Realized and Unrealized Gain (Loss) on Investments            (598)        3,049                 490              14,678
                                                             -----------    ----------         -----------        -------------

  TOTAL OTHER INCOME [EXPENSES]                                  (11,870)       26,378                 385              59,563
                                                             -----------    ----------         -----------        -------------

INCOME BEFORE INCOME TAX EXPENSE                                 433,810       336,381           1,175,057             763,264

INCOME TAX EXPENSE                                               198,316        80,959             532,656             166,212
                                                             -----------    ----------         -----------        -------------

  NET INCOME                                                    $235,494      $255,422            $642,401            $597,052
                                                             ===========    ==========         ===========        =============

BASIC EARNINGS PER COMMON SHARE                                    $0.05         $0.05               $0.13               $0.12
                                                             ===========    ==========         ===========        =============
DILUTED EARNINGS PER COMMON SHARE                                  $0.04         $0.04               $0.11               $0.11
                                                             ===========    ==========         ===========        =============
BASIC WEIGHTED AVERAGE SHARES                                  5,129,285     5,134,230           5,129,285           5,134,230
                                                             ===========    ==========         ===========        =============
DILUTED WEIGHTED AVERAGE SHARES                                5,969,147     5,759,882           6,052,669           5,574,795
                                                             ===========    ==========         ===========        =============

See Notes to Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                 Six months ended
                                                                 ----------------
                                                                    March 31,
                                                                    ---------

                                                             1998                1997
                                                             ----                ----
OPERATING ACTIVITIES:
  Net Income                                                $642,401            $597,052
                                                         ------------       ------------
  Adjustments to Reconcile Net Income
   to Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                            243,856             154,108
    Provision for losses on Accounts Receivable               31,000               7,000
    Deferred Credit                                           80,424              47,612
    Net Realized and Unrealized Gain on Investments             (490)            (14,678)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                   (1,817,688)           (755,408)
    Other  Assets                                           (369,330)           (131,132)
    Security Deposits                                          4,458             (24,136)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                    444,414              96,878
    Income Tax Payable                                       (60,732)             82,316
    Other  Liabilities                                      (267,738)             70,650
                                                         ------------       ------------

  Total Adjustments                                      ($1,711,826)          ($466,790)
                                                         ------------       ------------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                          ($1,069,425)           $130,262
                                                         ------------       ------------

INVESTING ACTIVITIES:
  Capital Expenditures                                      (552,092)           (149,794)
  Purchase of Investments                                   (449,710)         (2,449,740)
  Cash Received from Related Parties                          15,000                 --
  Proceeds from Sales of Investments                         948,655           1,741,911
                                                         ------------       ------------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                             ($38,147)          ($857,623)
                                                         ------------       ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                   Six months ended
                                                                   ----------------
                                                                      March 31,
                                                                      ---------

                                                               1998               1997
                                                               ----               ----

NET CASH - OPERATING ACTIVITIES -
           FORWARDED                                       ($1,069,425)         $130,262
                                                          -------------        ----------

NET CASH - INVESTING ACTIVITIES -
           FORWARDED                                          ($38,147)        ($857,623)
                                                          -------------       ----------

 .
FINANCING ACTIVITIES:
  Principal Payments Under Capital
    Lease Obligations                                          (36,579)          (60,667)
   Borrowings Under the Line of Credit                       2,400,000               --
  Purchase of Treasury Stock and Warrants                   (1,053,998)          (16,250)
                                                          -------------       ----------

  NET CASH - FINANCING ACTIVITIES                           $1,309,423          ($76,917)
                                                          -------------       ----------

  NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS         201,851          (804,278)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS               409,856         2,113,556
                                                          -------------       ----------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                  $611,707        $1,309,278
                                                          =============       ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                             $64,354           $22,169
          Income Taxes                                         615,567           136,335


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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1998 and the results of its operations for the three and six months ended March 31, 1998 and 1997 and cash flows for the three and six months ended March 31, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or subsequent periods.

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

[2] EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the three and six months ended March 31, 1998 and 1997 have been calculated in accordance with SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The dilutive effect of outstanding options and warrants and their equivalents is reflected in dilutive earning per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the option or warrants.


[3] RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

OVERVIEW

            The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas and generated approximately 58% of the Company's revenue for the six months ended March 31, 1998. The executive search/full-time contingency recruitment division comprises eight lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and four functional (information technology, accounting, human resources and legal). The executive search/full-time contingency recruitment division generated approximately 42% of the Company's revenue for the six months ended March 31, 1998.

            The following is a summary of the Company's consolidated financial and operating data.


                                                            Three Months Ended                            Six Months Ended
                                                            ------------------                            ----------------
                                                                March 31,                                    March 31,
                                                                ---------                                    ---------
STATEMENT OF OPERATIONS DATA:                          1998                  1997                  1998                  1997
-----------------------------                          ----                  ----                  ----                  ----
Revenue                                            $11,277,761           $6,274,218           $21,491,189            $11,752,281
Income from Operations                                 445,680              310,003             1,174,672                703,701
Income Before Income Tax Expense                       433,810              336,381             1,175,057                763,264
Income Tax Expense                                     198,316               80,959               532,656                166,212
Net Income                                             235,494              255,422               642,401                597,052
Basic Earnings Per Common Share                          $0.05                $0.05                 $0.13                  $0.12
Diluted Earnings Per Common Share                        $0.04                $0.04                 $0.11                  $0.11

BALANCE SHEET DATA:                                   March 31, 1998
-------------------                                   --------------
Working Capital                                         $4,496,653
Total Assets                                            14,963,648
Line of Credit                                            2,400,000
Long-term Debt, Net of Current Maturities                     8,938
Stockholders' Equity                                      7,919,868

RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

             Revenue increased to approximately $11,278,000 for the three months ended March 31, 1998 from approximately $6,274,000 for the three months ended March 31, 1997, an increase of approximately $5,004,000 or 80%. Revenue of the Company's temporary staffing/consulting division were approximately $6,591,000 for the three months ended March 31, 1998 compared to approximately $3,034,000 for the same period in 1997, an increase of approximately $3,557,000 or 117%. Revenue of the Company's executive search/full-time contingency recruitment division experienced an increase of 45% to approximately $4,687,000 for the three months ended March 31, 1998 compared to approximately $3,240,000 for the same period in 1997.

             Revenue increased to approximately $21,491,000 for the six months ended March 31, 1998 from approximately $11,752,000 for the six month period ended March 31, 1997, an increase of approximately $9,739,000 or 83%. Revenue of the Company's temporary staffing/consulting division were approximately $12,515,000 for the six months ended March 31, 1998 compared to approximately $5,730,000 for the same period in 1997, an increase of approximately $6,785,000 or 118%. Revenue of the Company's executive search/full-time contingency recruitment division increased 49% to approximately $8,976,000 for the six months ended March 31, 1998 compared to approximately $6,022,000 for the same period in 1997.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION [CONTINUED]

             The increase in revenue for the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 of the
Company's temporary staffing/consulting division were due to expansion in the accounting, human resource and information technology businesses. Revenue of the Company's information technology temporary staffing/consulting business experienced significant increases in revenue to approximately $5,604,000 and $10,769,000 for the three and six months ended March 31, 1998 respectively, compared to approximately $2,625,000 and $5,321,000 for the same periods in 1997, an increase of 113% and 102%, respectively. The increase was attributable to the hiring of revenue generating personnel as well as the establishment of various customer relationships. The increase in revenue for the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 of the Company's executive search/full-time contingency recruitment division is primarily attributable to the expansion of its client base, strong demand for personnel from existing clients as well as the hiring of revenue generating personnel. In addition, during the three months ended March 31, 1998, the Company expanded into providing administrative support services to clients within the New York metropolitan area, which contributed to the increase in revenue.

            Selling expenses for the three months ended March 31, 1998 totaled approximately $8,812,000 (78% of revenues) compared with approximately $4,920,000 (78% of revenues) for the three months ended March 31, 1997. Selling expenses for the six months ended March 31, 1998 totaled approximately $16,580,000 (77% of revenues) compared with approximately $8,944,000 (76% of revenues) for the six months ended March 31, 1997. The increase in selling expenses as a percentage of revenue is primarily related to costs associated with payroll requirements within the temporary staffing/consulting division. In addition, costs associated with hiring revenue generating personnel within various lines of business, contributed to these increases. Selling expenses consist primarily of temporary staffing/consulting payroll, salaries and commissions of revenue generating personnel, employee benefits, telephone and advertising.

            General and Administrative expenses increased to approximately $1,891,000 (17% of revenues) and $3,492,000 (16% of revenues) for the three and six months ended March 31, 1998 respectively, compared to approximately $964,000 (15% of revenues) and $1,950,000 (17% of revenues) for the three and six months ended March 31, 1997 respectively. The increase is primarily a result of the hiring of additional operating employees and increased expenses associated with the expansion of the Company's infrastructure support the business.

            Depreciation and Amortization expense for the three and six months ended March 31, 1998 totaled approximately $129,000 and $244,000 respectively, compared to approximately $79,000 and $154,000 for the same periods in 1997. The increase is due to increased capital expenditures during fiscal 1997 and the amortization of intangible assets related to the acquisition of trade names.

             Income from operations was approximately $446,000 and $1,175,000 for the three and six months ended March 31, 1998 respectively, compared to approximately $310,000 and $704,000 for the three and six months ended March 31, 1997. The increases are primarily the result of the above mentioned factors.

            Income Tax Expense for the three and six months ended March 31, 1998 was $198,000 (46% effective tax rate) and $533,000 (45% effective tax rate) respectively, compared to $81,000 (24% effective tax rate) and $166,000 (22% effective tax rate) for the same periods in 1997. The lower effective tax rates for the three and six months ended March 31, 1997 were primarily a result of net operating loss carryforwards utilized in those periods.

             Net income was approximately $235,000 and $642,000 for the three and six months ended March 31, 1998 respectively, compared to approximately $255,000 and $597,000 for the three and six months ended March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]

LIQUIDITY AND CAPITAL RESOURCES

             As of March 31, 1998, the Company's sources of liquidity included approximately $1,213,000 in cash and cash equivalents and short-term investments. The Company's working capital at March 31, 1998 was approximately $4,497,000. In addition, the Company has available approximately $1,052,000 of long term investments as a source of liquidity if required.

             On October 31, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 of the Company's Class A redeemable common stock purchase warrants in open market or privately negotiated transactions. On February 12, 1998, the Company completed the repurchase of 1,000,000 Class A redeemable common stock purchase warrants at a cost of $1,053,997.

             In February 1998, the Company entered into a one year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank, which is collateralized by all the Company's assets. The agreement provides for borrowings at 1% above the Dime Reference Rate (Dime Reference Rate at March 31, 1998 was 8.5%), in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1999, on which date the outstanding principal amount is required to be repaid. As of March 31, 1998, the Company had borrowed approximately $2,400,000 under this credit facility, of which approximately $1,054,000 was used for the repurchase of the Company's Class A redeemable common stock purchase warrants and the balance to fund current working capital requirements.

             Cash flows used in operating activities were approximately $1,711,000 for the six months ended March 31, 1998. The primary use of cash was to fund the increase in accounts receivable related to higher revenues. Accounts receivable increased approximately $1,818,000 compared to September 30, 1997. Cash provided by financing activities for the six months ended March 31, 1998 was approximately $1,309,000, which was primarily due to $2,400,000 of borrowings under the line of credit and $1,054,000 used for the repurchase of the Company's Class A redeemable common stock purchase warrants

             Capital expenditures for the remainder of fiscal 1998 are expected to be approximately $250,000, which will primarily relate to the upgrading of computers, additional rental space and various leasehold improvements.

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

PART II:  OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Annual Meeting of  Stockholders  of the  Corporation
            was held on April 3, 1998. Votes were cast with respect to the election of two directors to Class II of the Board of Directors to serve until the 2001 Annual Meeting of Stockholders as follows:

                        NUMBER OF SHARES         NUMBER OF SHARES OF COMMON
                        OF COMMON STOCK          STOCK AS TO WHICH AUTHORITY
NOMINEES                VOTED IN FAVOR           TO VOTE WAS WITHHELD

Herbert Solomon           4,239,609                  2,300
Eric M. Davis             4,239,609                  2,300

                         The terms of the following directors of the corporation
            continued following the Annual Meeting of Stockholders: Lloyd Solomon and Joel Klarreich, Class I Directors until 2000; Scott Page and Edward Ehrenberg, Class III Directors until 1999.

                        The Stockholders  also ratified the appointment of Moore
            Stephens, P.C. as the independent public accountants for the Corporation for the fiscal year ending September 30, 1998 by a vote of 4,216,904 shares in favor, 3,100 shares against. There were no abstentions and no broker non-votes with respect to this action.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (A)           EXHIBITS:

                               27    Financial Data Schedule

          (B)           REPORTS ON FORM 8-K:  NONE

                           THE SOLOMON-PAGE GROUP LTD.
                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE SOLOMON-PAGE GROUP LTD.
                                      (Registrant)




Date:  May 11, 1998                   /S/ LLOYD B. SOLOMON
                                      -----------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




Date: May 11, 1998                    /S/ ERIC M. DAVIS
                                      -----------------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance