Form 10QSB/A
period 1997-03-31
SOLOMON PAGE GROUP LTD
filed 1998-06-02
CIK 926259

FORM 10-QSB/A

                               (AMENDMENT NO. 2)
                       SECURITIES AND EXCHANGE COMMISSION

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


                                      THE SOLOMON-PAGE GROUP LTD.
                                             (Registrant)




    Date:  May 28, 1998               /S/ LLOYD B. SOLOMON
                                      -----------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




    Date: May 28, 1998                /S/ ERIC M. DAVIS
                                      -----------------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance