Form 10KSB/A
period 1997-09-30
SOLOMON PAGE GROUP LTD
filed 1998-06-02
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 4)


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                       Delaware                            51-0353012
             ---------------------------         ----------------------------
                   (State or other                (IRS Employer Identification
                   jurisdiction of                          Number)
                   incorporation or
                     organization)

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

SCOPE OF STAFFING SERVICES PROVIDED


      The Company provides its services to clients primarily in the New York metropolitan area, but increasingly on a nationwide and global basis to certain of the industries and functional areas that it serves. In addition to its New York office, the Company also has offices in New Jersey, California and Georgia. For the fiscal year ended September 30, 1997, approximately 2.6% of the Company's revenues came from outside the United States and 9.3% of the Company's revenues came from sources within the United States, but outside of New York. The Company's retained executive search and contingency recruitment business is currently divided into eight groups.


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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                        PAGE


Independent Auditor's Report ........................................   F-2

Consolidated Balance Sheet as of September 30, 1997 .................   F-3

Consolidated Statements of Operations for the years ended
September 30, 1997 and 1996..........................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1997 and 1996..........................................   F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1997 and 1996..........................................   F-7

Notes to Consolidated Financial Statements ..........................   F-8







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
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                             $   409,856
  Investments                                                               899,220
  Accounts Receivable - [Net of Allowances of $125,000]                   7,378,027
  Other Current Assets                                                      297,886
                                                                        -----------

  TOTAL CURRENT ASSETS                                                    8,984,989

PROPERTY AND EQUIPMENT:
  Equipment                                                               1,155,072
  Furniture and Fixtures                                                    406,372
  Leasehold Improvements                                                    578,764
                                                                        -----------

  Total - At Cost                                                         2,140,208
  Less: Accumulated Depreciation                                            682,826

PROPERTY AND EQUIPMENT -NET                                               1,457,382

OTHER ASSETS:
  Investments                                                             1,251,207
  Intangible Assets - [Net of Accumulated Amortization of $110,569]         753,564
  Due from Related Parties                                                  177,920
  Security Deposits                                                         133,172
  Restricted Investment                                                      34,466
  Other Assets                                                               22,756
                                                                        -----------

  TOTAL OTHER ASSETS                                                      2,373,085

  TOTAL ASSETS                                                          $12,815,456
                                                                        ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accrued Payroll and Commissions                                       $ 2,494,101
  Accounts Payable and Accrued Expenses                                     967,887
  Income Taxes Payable                                                      267,104
  Current Portion of Obligations Under Capital Leases                        63,325
  Other Current Liabilities                                                 271,238
                                                                        -----------

  TOTAL CURRENT LIABILITIES                                               4,063,655
                                                                        -----------

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                           36,473
  Deferred Credit                                                           383,863
                                                                        -----------

  TOTAL LONG-TERM LIABILITIES                                               420,336
                                                                        -----------

COMMITMENTS AND CONTINGENCIES                                                    --

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
   2,000,000 Shares, None Issued or Outstanding                                  --

  Common Stock - Par Value $.001 Per Share;
   Authorized 20,000,000 Shares, 5,139,285 Shares
   Issued and 5,129,285 Shares Outstanding                                    5,139

  Additional Paid-in Capital                                              8,488,247

  Treasury Stock; 10,000 Common Shares - At Cost                            (16,250)

  Accumulated Deficit                                                      (145,671)
                                                                        -----------

  TOTAL STOCKHOLDERS' EQUITY                                              8,331,465
                                                                        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $12,815,456
                                                                        ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                  YEARS ENDED
                                                                 SEPTEMBER 30,
                                                              1 9 9 7      1 9 9 6
                                                              -------      -------

REVENUE                                                    $28,996,485  $17,165,836
                                                           -----------  -----------

OPERATING EXPENSES:
  Selling Expenses                                         22,412,747    12,762,977
  General and Administrative                                4,555,081     3,652,619
  Depreciation and Amortization                               337,158       240,927
                                                           ----------   -----------

  TOTAL OPERATING EXPENSES                                 27,304,986    16,656,523
                                                           ----------   -----------

  INCOME FROM OPERATIONS                                    1,691,499       509,313
                                                           ----------   -----------

OTHER INCOME [EXPENSES]:
  Interest and Dividend Income                                133,077       130,937
  Interest Expense                                            (26,820)      (49,215)
  Net Realized and Unrealized Gain on Investments              37,140       137,411
  Other Income                                                     --         1,080
                                                           ----------   -----------

  TOTAL OTHER INCOME                                          143,397       220,213
                                                           ----------   -----------

  INCOME BEFORE INCOME TAX EXPENSE                          1,834,896       729,526

INCOME TAX EXPENSE                                            552,531        19,200
                                                           ----------   -----------

  NET INCOME                                               $1,282,365   $   710,326
                                                           ==========   ===========

PRIMARY INCOME PER COMMON SHARE                            $      .20   $       .14
                                                           ==========   ===========

FULLY DILUTED INCOME PER COMMON SHARE                      $      .20   $       .13
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                   ADDITIONAL                                      TOTAL
                            PREFERRED STOCK     COMMON STOCK        PAID-IN       TREASURY STOCK     ACCUMULATED STOCKHOLDERS'
                           SHARES    AMOUNT   SHARES      AMOUNT    CAPITAL      SHARES    AMOUNT      DEFICIT       EQUITY
                           ------    ------   ------      ------    -------      ------    ------      -------       ------


BALANCE - OCTOBER 1,
  1995                         --    $   --   5,139,285    $5,139    $8,488,247       --   $  --      $(2,138,362)   6,355,024

  Net Income                   --        --          --        --            --       --        --        710,326      710,326
                           ------    ------   ---------    ------    ----------   -------  --------   -----------    ---------

BALANCE - SEPTEMBER 30,
  1996                         --        --   5,139,285     5,139     8,488,247       --         --    (1,428,036)   7,065,350

  Treasury Shares
   Purchased                   --        --          --        --           --    10,000    (16,250)           --      (16,250)

  Net Income                   --        --          --        --           --        --         --     1,282,365    1,282,365
                           ------    ------   ---------    ------    ---------    ------   --------  ------------    ---------

BALANCE - SEPTEMBER 30,
  1997                         --    $   --   5,139,285    $5,139    $8,488,247   10,000   $(16,250)  $  (145,671)  $8,331,465
                           ======    ======   =========    ======    ==========   ======   ========   ============  ==========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  YEARS ENDED
                                                                 SEPTEMBER 30,
                                                              1 9 9 7      1 9 9 6
                                                              -------      -------
OPERATING ACTIVITIES:
  Net Income                                               $1,282,365   $   710,326
                                                           ----------   -----------
  Adjustments to Reconcile Net Income to
   Net Cash  Provided  by [Used  for]
   Operating Activities:
   Depreciation and Amortization                              337,158       240,927
   Provision for Losses on Accounts Receivable                 35,100       235,157
   [Gain] on Disposal of Assets                                    --          (580)
   Deferred Credit                                            117,871        52,139
   Net Realized and Unrealized Gain on Investments            (37,140)     (137,411)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                   (3,253,036)   (2,944,843)
     Other Current Assets                                     (79,613)     (120,881)
     Security Deposits                                        (47,894)       (7,531)
   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                  1,491,840     1,260,388
     Income Tax Payable                                       290,104            --
     Other Current Liabilities                                155,676        62,198
                                                           ----------   -----------
   Total Adjustments                                         (989,934)   (1,360,437)
                                                           ----------   -----------
  NET CASH - OPERATING ACTIVITIES                             292,431      (650,111)
                                                           ----------   -----------
INVESTING ACTIVITIES:
  Capital Expenditures                                       (791,427)     (302,189)
  Purchases of Investments                                 (2,183,043)   (4,618,641)
  Proceeds from Sales of Investments                        1,380,081     3,446,508
  Acquisitions of Trade Names                                (264,532)     (179,601)
  Proceeds from Insurance Claim                                    --        23,799
  Advances to Related Parties                                 (11,637)      (46,888)
  Cash Received from Related Parties                           10,000        19,000
  Transfer from Restricted Investment                              --        90,043
                                                           ----------   -----------
  NET CASH - INVESTING ACTIVITIES                          (1,860,558)   (1,567,969)
                                                           ----------   -----------

FINANCING ACTIVITIES:
  Principal Payments Under Capital Lease Obligations         (119,323)     (113,525)
  Purchase of Treasury Stock                                  (16,250)           --
  NET CASH - FINANCING ACTIVITIES                            (135,573)     (113,525)
                                                           ----------   -----------
  NET [DECREASE] IN CASH AND CASH EQUIVALENTS              (1,703,700)   (2,331,605)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS              2,113,556     4,445,161
                                                           ----------   -----------

  CASH AND CASH EQUIVALENTS - END OF YEARS                 $  409,856   $ 2,113,556
                                                           ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
   Interest                                                $   26,820   $    49,215
   Income Taxes                                            $  422,402   $        --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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


REVENUE RECOGNITION - Search revenues are recognized in full-time contingency search engagements upon the successful completion of the assignment. In a retained search engagement, the non-refundable retainer is recognized according to the terms of the search contract, with the balance recognized upon successful completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period which generally ranges from 30 to 90 days. Temporary staffing and consulting revenue is recognized when the temporary personnel provide the service.


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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
------------------------------------------------------------------------------

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

STOCK BASED COMPENSATION - The Company accounts for employee stock-based compensation under the intrinsic value based method as prescribed by Accounting Principles Board ["APB"] Opinion No. 25. The Company applies the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to non- employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
------------------------------------------------------------------------------

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

At September 30, 1997, the Company's available for sale and held to maturity securities consisted of certain highly liquid debt securities. A summary of the Company's investments in debt securities is as follows:

                                     SEPTEMBER 30, 1997
FINANCIAL STATEMENT CAPTION       CARRYING VALUE  FAIR VALUE
---------------------------       --------------  ----------

Available for Sale:
  Cash and Cash Equivalents         $    9,188    $    9,188
                                    ==========    ==========

  Investments                       $2,150,427    $2,150,427
                                    ==========    ==========

Held to Maturity:
  Restricted Investment - Noncurrent$   34,466    $  34,466
                                    ==========    =========

Gross proceeds from sale of available for sale securities was $2,041,991 and net realized gain on sales was $28,990 for the year ended September 30, 1997. Net unrealized gains on trading securities was $4,332 and is included in earnings for the year ended September 30, 1996.

Contractual maturities of debt securities classified as available for sale and held to maturity are as follows:

                                 AVAILABLE FOR SALE HELD TO MATURITY

Within 1 year                       $ 899,220         $  34,466
Between 1 and 5 years               $1,251,207        $      --

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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
------------------------------------------------------------------------------


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

Following is a summary of property held under capital leases:

Furniture and Fixtures                                     $  110,481
Office Equipment                                              360,778
                                                           ----------

Total - At Cost                                               471,259
Less: Accumulated Amortization                                315,127
                                                           ----------

  TOTAL                                                    $  156,132
  -----                                                    ==========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

1998                                                       $   75,090
1999                                                           38,497
2000                                                               --
2001                                                               --
2002                                                               --
Thereafter                                                         --
                                                           ----------

Net Minimum Lease Payments                                    113,587
Less: Amount Representing Interest                            (13,789)
                                                           ----------

Present Value of Net Minimum Lease Payments                    99,798
Less: Current Portion                                          63,325
                                                           ----------
  LONG-TERM PORTION                                        $   36,473
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

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 1997 for each of the next five years and in the aggregate are:

YEAR ENDING
SEPTEMBER 30,
  1998                                                     $  771,094
  1999                                                        769,519
  2000                                                        846,742
  2001                                                        874,331
  2002                                                        905,324
Subsequent to 2002                                          3,294,700
                                                           ----------

  TOTAL MINIMUM FUTURE RENTAL PAYMENTS                     $7,461,710
                                                           ==========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
------------------------------------------------------------------------------

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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
------------------------------------------------------------------------------

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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
------------------------------------------------------------------------------
[8] OPTIONS AND WARRANTS [CONTINUED]

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
                                                   =========

If compensation cost for the stock option plans had been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net income and net income per share would have been reduced on a pro forma basis as indicated below:

                                                   1 9 9 7          1 9 9 6
                                                   -------          -------
Year ended September 30:

Net Income:
  As Reported                                    $1,282,365       $ 710,326
  Pro Forma                                      $  952,889       $ 307,459

Primary Income Per Share:
  As Reported                                    $      .20       $     .14
  Pro Forma                                      $      .17       $     .06

Fully Diluted Income Per Share:
  As Reported                                    $      .20       $     .13
  Pro Forma                                      $      .16       $     .06

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-  pricing  model  with  the  following   weighted-average
assumptions used for the grants awarded in 1997 and 1996, respectively:

                                                        SEPTEMBER 30,
                                                   1 9 9 7          1 9 9 6

Dividend Yields                                       0.00%           0.00%
Expected Volatility                                 105.29%         122.66%
Risk-Free Interest Rate                               5.99%           6.41%
Expected Lifes                                      4 Years       4.79 Years

The weighted-average fair value of options granted was $1.73 and $1.74 for the years ended September 30, 1997 and 1996, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
------------------------------------------------------------------------------

[8] OPTIONS AND WARRANTS [CONTINUED]

The following table summarizes information about stock options at September 30, 1997:


                               OUTSTANDING                      EXERCISABLE
                                WEIGHTED      WEIGHTED                WEIGHTED
   RANGE OF                     REMAINING      AVERAGE                 AVERAGE
EXERCISE PRICES    SHARES  CONTRACTUAL LIFE EXERCISE PRICE SHARES  EXERCISE PRICE
---------------    ------  ---------------- -------------- ------  --------------

$ .01 to $2.00    1,089,250   7.6 Years      $    1.40     473,000    $   1.40
$2.01 to $3.00      876,000   6.6 Years      $    2.29     236,666    $   2.25
                  ---------                              ---------

                  1,965,250   7.2 Years      $    1.80     709,666    $   1.68
                  =========                              =========

[9] INCOME TAXES EXPENSE

The provision for income tax expense consists of the following:

                                                                 SEPTEMBER 30,
                                                              1 9 9 7    1 9 9 6
                                                              -------    -------
Current:
  Federal                                                   $ 835,681  $ 379,000
  Utilization of Net Operating Loss Carryforward             (423,131)  (379,000)
  State and City                                              453,680    200,000
  Utilization of Net Operating Loss Carryforward             (229,504)  (196,000)
                                                            ---------  ---------
  Total Current                                               636,726      4,000
                                                            ---------  ---------
Deferred [Benefit]:
  Federal                                                     (60,923)    15,200
  State and City                                              (23,272)        --
                                                            ---------  ---------
  Total Deferred                                              (84,195)    15,200
                                                            ---------  ---------
  TOTAL INCOME TAX EXPENSE                                  $ 552,531  $  19,200
  ------------------------                                  =========  =========

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                               SEPTEMBER 30,
                                                           1 9 9 7      1 9 9 6

Federal Statutory Rate                                        34.0%      34.0%
Non Deductible Expenses                                        4.4        5.9
Benefit of Net Operating Loss Carryforward                   (23.1)     (39.9)
Change in Deferred Tax Asset Valuation Allowance               7.8         --
State Income Taxes [Net of Federal Tax Benefit]                8.1         .5
Other                                                         (1.1)       2.1
                                                         ---------   --------

  EFFECTIVE RATE                                              30.1%       2.6%
  --------------                                         =========   ========

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

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[9] INCOME TAXES EXPENSE [CONTINUED]

The major components of deferred income tax assets and liabilities are as follows:

                                                        SEPTEMBER 30,
                                                           1 9 9 7
Deferred Tax Liabilities:
  Cash Basis Adjustments                                 $(159,279)
  Accelerated Depreciation                                 (91,332)
                                                         ---------

  Total Deferred Tax Liabilities                          (250,611)
                                                         ---------

Deferred Tax Assets:
  Rent Deferrals                                           149,972
  Net Operating Loss                                        18,419
  Reserves                                                 156,099
  Other                                                     10,316
                                                         ---------

  Total Deferred Tax Assets                                334,806
                                                         ---------

Net Deferred Tax Asset:
  Before Valuation Allowance:                               84,195
  Valuation Allowance                                           --
                                                         ---------

  NET DEFERRED INCOME TAX ASSET                          $  84,195
  -----------------------------                          =========

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

                           THE SOLOMON-PAGE GROUP LTD.



Dated:   May 29, 1998                       By: /S/  LLOYD SOLOMON
                                                --------------------------------
                                                Lloyd Solomon
                                                Vice Chairman and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                    TITLE                         DATE
         ---------                    -----                         ----



  /S/ HERBERT SOLOMON      Chairman of the Board and Director     May 29, 1998
-----------------------
Herbert Solomon



  /S/ LLOYD SOLOMON        Vice Chairman of the Board, Chief      May 29, 1998
-----------------------    Executive Officer and Director
Lloyd Solomon              (Principal Executive Officer)



  /S/ SCOTT PAGE           President and Director                 May 29, 1998
-----------------------
Scott Page



  /S/ ERIC M. DAVIS        Vice President - Finance, Chief        May 29, 1998
-----------------------    Financial Officer and Director
Eric M. Davis              (Principal Financial and Accounting
                           Officer)


* /S/ EDWARD EHRENBERG     Director                               May 29, 1998
-----------------------
Edward Ehrenberg



* /S/ JOEL A. KLARREICH    Director                               May 29, 1998
-----------------------
Joel A. Klarreich



         *  /S/ ERIC M. DAVIS
          ------------------
          By:  Eric M. Davis
          Attorney-in-Fact