Form 10QSB
period 1998-06-30
SOLOMON PAGE GROUP LTD
filed 1998-08-12
CIK 926259

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         COMMISSION FILE NUMBER 0-24928

                          THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  51-0353012
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) Or organization)

1140 AVENUE OF THE AMERICAS, NEW YORK, NY                 10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (212) 764-9200
                                                  ------------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 10, 1998, there were outstanding 5,152,282 shares of the Registrant's Common Stock, $.001 par value.

            Transitional Small Business Disclosure Format:

                                 Yes / / No /X/

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------

FORM 10-QSB
QUARTERLY REPORT
FOR THE NINE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                          PART I: FINANCIAL INFORMATION

ITEM 1:        Financial Statements                                  Page Number
                                                                     -----------

Consolidated Balance Sheet as of June 30, 1998 [Unaudited]...................1
Consolidated Statements of Operations for the three months and nine months ended June 30, 1998 and 1997 [Unaudited].....................................3
Consolidated Statements of Cash Flows for the three months and nine months ended June 30, 1998 and 1997 [Unaudited].....................................4
Notes to Consolidated Financial Statements [Unaudited] ......................6

ITEM 2:        Management's Discussion and Analysis or
               Plan of Operation.............................................7


                           PART II: OTHER INFORMATION




ITEM 5:        Other Information............................................11
ITEM 6:        Exhibits and Reports on Form 8-K.............................11
SIGNATURES..................................................................12

PART I.  FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1998 [UNAUDITED]



ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                         $ 1,504,109
  Short-Term Investments                                                600,562
  Accounts Receivable - [Net of Allowances of $165,000]               9,975,125
  Other Current Assets                                                  768,645
                                                                    -----------

 TOTAL CURRENT ASSETS                                                12,848,441
                                                                    -----------

 PROPERTY AND EQUIPMENT  [NET OF ACCUMULATED
   DEPRECIATION OF $996,691]                                          1,858,979
                                                                    -----------

OTHER ASSETS:
  Investments                                                         1,202,064
  Intangible Assets - [Net of Accumulated Amortization of $174,250]     689,883
  Due from Related Parties                                              162,920
  Security Deposits                                                     155,011
  Restricted Investment                                                  34,466
                                                                    -----------

 TOTAL OTHER ASSETS                                                   2,244,344
                                                                    -----------

 TOTAL ASSETS                                                       $16,951,764
                                                                    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1998 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accrued Payroll and Commissions                                   $ 4,208,762
  Accounts Payable and Accrued Liabilities                              648,328
  Income Taxes Payable                                                  250,474
  Line of Credit                                                      3,100,000
  Current Portion of Obligations Under Capital Leases                    41,233
  Other Current Liabilities                                              10,000
                                                                    -----------

  TOTAL CURRENT LIABILITIES                                           8,258,797
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

LONG-TERM LIABILITIES:
  Obligations Under Capital Leases                                        4,300
  Deferred Credit                                                       504,499
                                                                    -----------

  TOTAL LONG-TERM LIABILITIES                                           508,799
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock - Par Value $.001 Per Share; Authorized
    2,000,000 Shares, None Issued or Outstanding                           --

  Common Stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,160,616 Shares
    Issued and 5,150,616 Shares Outstanding                               5,161

  Additional Paid-in Capital                                          8,515,307

  Treasury Stock and Warrants; 10,000 Common Shares;
    1,000,000 Warrants - At Cost                                     (1,070,248)

  Retained Earnings                                                     733,948
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                          8,184,168
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $16,951,764
                                                                    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                  JUNE 30,                                     JUNE 30,

                                                        1998                   1997                  1998                 1997
                                                        ----                   ----                  ----                 ----

REVENUE                                               $11,696,027            $7,825,054            $33,187,218          $19,577,335
                                                      -----------            ----------            -----------           ----------

SELLING EXPENSES                                        9,146,293             6,034,364             25,726,506           14,978,475

GENERAL AND ADMINISTRATIVE                              1,926,109             1,161,855              5,418,568            3,112,216

DEPRECIATION AND AMORTIZATION                             133,686                84,727                377,528              238,835
                                                      -----------            ----------            -----------           ----------

  TOTAL OPERATING EXPENSES                             11,206,088             7,280,946             31,522,602           18,329,526
                                                      -----------            ----------            -----------           ----------

 INCOME FROM OPERATIONS                                   489,939               544,108              1,664,616            1,247,809
                                                      -----------            ----------            -----------           ----------

OTHER INCOME [EXPENSES]
  Interest and Dividend Income                             28,210                31,060                 92,458               98,114
  Interest Expense                                        (77,440)               (6,281)              (141,795)             (28,450)
  Net Realized and Unrealized Gain on Investments             655                14,207                  1,144               28,885
                                                      -----------            ----------            -----------           ----------

  TOTAL OTHER INCOME [EXPENSES]                           (48,575)               38,986                (48,193)              98,549
                                                      -----------            ----------            -----------           ----------

INCOME BEFORE INCOME TAX EXPENSE                          441,364               583,094              1,616,423            1,346,358

INCOME TAX EXPENSE                                        204,147               122,261                736,804              288,473
                                                      -----------            ----------            -----------           ----------

  NET INCOME                                             $237,217              $460,833               $879,619           $1,057,885
                                                      ===========            ==========            ===========           ==========

BASIC EARNINGS PER COMMON SHARE                             $0.05                 $0.09                  $0.17               $0.21
                                                      ===========            ==========            ===========           ==========
DILUTED EARNINGS PER COMMON SHARE                           $0.04                 $0.08                  $0.14               $0.19
                                                      ===========            ==========            ===========           ==========
BASIC WEIGHTED AVERAGE SHARES                           5,131,451             5,132,582              5,131,451            5,132,582
                                                      ===========            ==========            ===========           ==========
DILUTED WEIGHTED AVERAGE SHARES                         6,150,276             5,606,026              6,091,830            5,553,501
                                                      ===========            ==========            ===========           ==========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                            NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                         1998                1997
                                                                         ----                ----
OPERATING ACTIVITIES:
  Net Income                                                            $879,619           $1,057,885
                                                                   --------------       --------------
  Adjustments to Reconcile Net Income
   to Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                        377,528              238,835
    Provision for losses on Accounts Receivable                           40,000               42,000
    Deferred Credit                                                      120,636               71,417
    Net Realized and Unrealized Gain on Investments                       (1,144)             (28,885)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                               (2,606,098)          (2,362,326)
    Other  Assets                                                       (448,003)            (302,998)
    Security Deposits                                                    (21,839)             (14,841)

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                              1,364,102              847,574
    Income Tax Payable                                                   (16,630)             204,577
    Other  Liabilities                                                  (261,238)              49,763
                                                                   --------------       --------------

  Total Adjustments                                                  ($1,452,686)         ($1,254,884)
                                                                   --------------       --------------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                                        ($573,067)           ($196,999)
                                                                   --------------       --------------

INVESTING ACTIVITIES:
  Capital Expenditures                                                  (715,444)            (232,843)
  Purchase of Investments                                               (599,710)          (2,696,650)
  Proceeds from Sales of Investments                                     948,655            1,941,911
  Cash Received from Related Parties                                      15,000                    0
  Purchase of Treasury Stock                                                   0              (16,250)
                                                                   --------------       --------------
NET CASH - INVESTING ACTIVITIES -
        FORWARD                                                        ($351,499)         ($1,003,832)
                                                                   --------------       --------------

THE SOLOMON-PAGE GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                          NINE MONTHS ENDED
                                                                               JUNE 30,

                                                                  1998                        1997
                                                                  ----                        ----

NET CASH - OPERATING ACTIVITIES -
           FORWARDED                                            ($573,067)                   ($196,999)
                                                            --------------       ----------------------
NET CASH - INVESTING ACTIVITIES -
           FORWARDED                                            ($351,499)                 ($1,003,832)
                                                            --------------       ----------------------
FINANCING ACTIVITIES:
  Borrowings Under the Line of Credit                           3,100,000                       --
  Purchase of Treasury Stock and Warrants                      (1,053,998)                      --
  Payments on Capital Lease Obligations                           (54,265)                     (90,114)
  Proceeds from Exercise of Stock Options                          27,082                       --
  Payments from Related Parties                                         0                       10,000
                                                            --------------       ----------------------
  NET CASH - FINANCING ACTIVITIES                              $2,018,819                     ($80,114)
                                                            --------------       ----------------------

  NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS          1,094,253                   (1,280,945)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                  409,856                    2,113,556
                                                            --------------       ----------------------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                   $1,504,109                     $832,611
                                                            ==============       ======================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                               $141,795                      $28,450
          Income Taxes                                            776,587                      136,335


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------

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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1998 and the results of its operations for the three and nine months ended June 30, 1998 and 1997 and cash flows for the three and nine months ended June 30, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or subsequent periods.

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of The Solomon-Page Group Ltd. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 1997 included in The Solomon-Page Group Ltd. Form 10-KSB.

[2] EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the three and nine months ended June 30, 1998 and 1997 have been calculated in accordance with SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces its primary earnings per share with new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The dilutive effect of outstanding options and warrants and their equivalents is reflected in dilutive earning per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the option or warrants.


[3] RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

OVERVIEW

            The Company is a  specialty  niche  provider  of  staffing  services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas and generated approximately 58% of the Company's revenue for the nine months ended June 30, 1998. The executive search/full-time contingency recruitment division comprises nine lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated approximately 42% of the Company's revenue for the nine months ended June 30, 1998.

            The following is a summary of the Company's consolidated financial and operating data.


                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                              ------------------                            -----------------
                                                   JUNE 30,                                     JUNE 30,
                                                   --------                                     --------
STATEMENT OF OPERATIONS DATA:              1998                  1997                  1998                  1997
-----------------------------              ----                  ----                  ----                  ----
Revenue                                 $11,696,027           $7,825,054           $33,187,218            $19,577,335
Income from Operations                      489,939              544,108             1,664,616              1,247,809
Income Before Income Tax Expense            441,364              583,094             1,616,423              1,346,358
Income Tax Expense                          204,147              122,261               736,804                288,473
Net Income                                  237,217              460,833               879,619              1,057,885
Basic Earnings Per Common Share               $0.05                $0.09                 $0.17                  $0.21
Diluted Earnings Per Common Share             $0.04                $0.08                 $0.14                  $0.19

BALANCE SHEET DATA:                         JUNE 30, 1998
-------------------                         -------------
Working Capital                              $4,589,644
Total Assets                                 16,951,764
Line of Credit                                3,100,000
Stockholders' Equity                          8,184,168

RESULTS OF OPERATIONS

             The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

             Revenue increased to approximately $11,696,000 for the three months ended June 30, 1998 from approximately $7,825,000 for the three months ended June 30, 1997, an increase of approximately $3,871,000 or 49%. Revenue of the Company's temporary staffing/consulting division was approximately $6,802,000 for the three months ended June 30, 1998 compared to approximately $4,219,000 for the same period in 1997, an increase of approximately $2,583,000 or 61%. Revenue of the Company's executive search/full-time contingency recruitment division experienced an increase of 36% to approximately $4,894,000 for the three months ended June 30, 1998 compared to approximately $3,606,000 for the same period in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]

            Revenue increased approximately $13,870,000 for the nine months ended June 30, 1998 compared to approximately $9,628,000 for the sa Revenue increased to approximately $33,187,000 for the nine months ended June 30, 1998 from approximately $19,577,000 for the nine months ended June 30, 1997, an increase of approximately $13,610,000 or 70%. Revenue of the Company's temporary staffing/consulting division was approximately $19,317,000 for the nine months ended June 30, 1998 compared to approximately $9,949,000 for the same period in 1997, an increase of approximately $9,368,000 or 94%. Revenue of the Company's executive search/full-time contingency recruitment division increased 44% to me period in 1997.

             The increase in revenue for the three and nine months ended June 30, 1998 compared to the three and nine months ended June 30, 1997 division was due to expansion of the Company's temporary staffing/consulting division within the areas of accounting, human resource and information technology. Revenue of the Company's information technology temporary staffing/consulting business experienced significant increases in revenue to approximately $5,822,000 and $16,587,000 for the three and nine months ended June 30, 1998 respectively, compared to approximately $3,772,000 and $9,450,000 for the same periods in 1997, an increase of 54% and 76%, respectively. In addition, the hiring of revenue-generating personnel within various lines of business and strong demand for personnel from existing as well as new clients contributed to the increase in revenue.

            Selling expenses for the three months ended June 30, 1998 totaled approximately $9,146,000 (78% of revenues) compared with approximately $6,034,000 (77% of revenues) for the three months ended June 98, 1997. Selling expenses for the nine months ended June 30, 1998 totaled approximately $25,730,000 (78% of revenues) compared with approximately $14,978,000 (77% of revenues) for the nine months ended June 30, 1997. The increase in selling expenses as a percentage of revenue is primarily related to costs associated with payroll requirements within the temporary staffing/consulting division. In addition, costs associated with hiring revenue-generating personnel within various lines of business, contributed to these increases. Selling expenses consist primarily of temporary staffing/consulting payroll, salaries and commissions of revenue-generating personnel, employee benefits, telephone and advertising.

            General and Administrative expenses increased to approximately $1,926,000 (17% of revenues) and $5,420,000 (16% of revenues) for the three and nine months ended June 30, 1998 respectively, compared to approximately $1,162,000 (15% of revenues) and $3,112,000 (16% of revenues) for the three and nine months ended June 30, 1997 respectively. The increase is a result of the hiring of additional support personnel within corporate accounting, information systems and administration. Also, the Company has incurred various costs associated with additional office space.

             Other Income [Expenses] for the three and nine months ended June 30, 1998 totaled ($49,000) and ($48,000) respectively, compared to $39,000 and $99,000 for the same period in 1997. The increase in other expense was due primarily to interest expense charged for borrowings under the Company's line of credit.

            Depreciation and Amortization expense for the three and nine months ended June 30, 1998 totaled approximately $134,000 and $378,000 respectively, compared to approximately $85,000 and $239,000 for the same periods in 1997. The increase is due to increased capital expenditures and the amortization of intangible assets related to the acquisition of trade names.

             Income from operations was approximately $490,000 and $1,665,000 for the three and nine months ended June 30, 1998 respectively, compared to approximately $544,000 and $1,248,000 for the three and nine months ended June 30, 1997. The increases are primarily the result of the above mentioned factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
--------------------------------------------------------------------------------

            Income Tax Expense for the three and nine months ended June 30, 1998 was $204,000 (46% effective tax rate) and $736,000 (46% effective tax rate) respectively, compared to $122,000 (21% effective tax rate) and $288,000 (21% effective tax rate) for the same periods in 1997. The lower effective tax rates for the three and nine months ended June 30, 1997 were primarily a result of net operating loss carryforwards utilized in those periods.

             Net income was approximately $237,000 and $880,000 for the three and nine months ended June 30, 1998 respectively, compared to approximately $461,000 and $1,057,000 for the three and nine months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1998, the Company's sources of liquidity included approximately $2,105,000 in cash and cash equivalents and short-term investments. The Company's working capital at June 30, 1998 was approximately $4,762,000. In addition, the Company has available approximately $1,202,000 of long term investments as a source of liquidity if required.

              On October 31, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 of the Company's Class A redeemable common stock purchase warrants in open market or privately negotiated transactions. On February 12, 1998, the Company completed the repurchase of 1,000,000 Class A redeemable common stock purchase warrants at a cost of $1,053,997.

             In February 1998, the Company entered into a one-year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank, which is collateralized by all the Company's assets. The agreement provides for borrowings at 1% above the Dime Reference Rate (Dime Reference Rate at June 30, 1998 was 8.5%), in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1999, on which date the outstanding principal amount is required to be repaid. As of June 30, 1998, the Company had borrowed approximately $3,100,000 under this credit facility, of which approximately $1,054,000 was used for the repurchase of the Company's Class A redeemable common stock purchase warrants and the balance to fund current working capital requirements.

            Cash flows used in operating activities were approximately $573,000 for the nine months ended June 30, 1998. The primary use of cash was to fund the increase in accounts receivable related to higher revenues. Accounts receivable increased approximately $2,597,000 compared to September 30, 1997. Cash provided by financing activities for the nine months ended June 30, 1998 was approximately $2,019,000, which was primarily due to $3,100,000 of borrowings under the line of credit and $1,054,000 used for the repurchase of the Company's Class A redeemable common stock purchase warrants

            The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve months.

            Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail or to create erroneous results unless corrective measures are taken. The Company utilizes software or related computer technologies that are essential to its operations. The Company believes all such software is currently Year 2000 compliant, and does not expect any material impact as a result of the Year 2000 issue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  [CONTINUED]
--------------------------------------------------------------------------------

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

             The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards, [SFAS] No. 129, "Disclosure of Information about Capital Structure," in February 1997. SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

             The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

              The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and require the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

PART II:    OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

             In accordance with recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders will be January 23, 1999. As to all such matters as to which the Company does not have notice on or prior to January 23, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy for such Annual Meeting.



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


                                      THE SOLOMON-PAGE GROUP LTD.
                                      ------------------------------------------
                                                 (Registrant)




        Date:  August 10, 1998        /S/ LLOYD B. SOLOMON
                                      ------------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




        Date:  August 10, 1998        /S/ ERIC M. DAVIS
                                      ------------------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance