Form 10KSB
period 1998-09-30
SOLOMON PAGE GROUP LTD
filed 1998-12-29
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                         51-0353012
                      --------                         ----------
                  (State or other              (IRS Employer Identification
                  jurisdiction of                        Number)
                  incorporation or
                    organization


             1140  Avenue of the  Americas,  New York,  New York 10036
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)             (Zip Code)

      Registrant's telephone number, including area code: (212) 403-6100

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                        Common Stock Purchase Warrants


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

      State the issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended September 30, 1998 were $44,638,642.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on December 17, 1998 was approximately: $4,784,112. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 17, 1998, there were outstanding 4,652,282 shares of the Registrant's Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 1999 pursuant to Regulation 14A are incorporated by reference in Items 9 through 12 of Part III of this Annual Report on Form 10-KSB.

            Transitional Small Business Disclosure Format (check one):

            Yes / /  No /X/

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

            The Company is a  specialty  niche  provider  of  staffing  services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas and generated approximately 60% of the Company's revenue for the year ended September 30, 1998. The executive search/full-time contingency recruitment division comprises nine lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated approximately 40% of the Company's revenue for the year ended September 30, 1998.

      In the executive search and full time contingency recruitment division, fees usually range between 20% and 33% of the placed employee's guaranteed first year's compensation. In the executive search sector, the Company generally obtains a non-refundable retainer of approximately one-third of the estimated fee at the inception of an engagement, with the balance of the fee payable on terms negotiated with the client. A substantial portion of the deferred payment is usually contingent on the successful completion of the placement. In the full time contingency recruitment sector, the entire fee is contingent upon successful completion of the placement, although under certain circumstances a non-refundable retainer payment of a portion of the fee may be received at the outset. In the temporary staffing and consulting division, its clients compensate the Company for services provided by temporary employees on a time and materials basis. The Company's primary costs, in addition to its fixed costs such as rental expense, salaries of support personnel and advertising, are the variable costs of compensation relating to temporary staffing requirements, commissions of sales and recruiting personnel and employee benefits.

      The Solomon-Page Group Ltd. is a Delaware Corporation formed in June 1993 that succeeded to the business of a predecessor New York Corporation with the same name through a merger that was effected in May 1994. The predecessor commenced operations in 1990. References herein to the "Company" are references to The Solomon-Page Group Ltd. and its wholly owned subsidiary, Information Technology Partners, Inc. ("ITP").

INDUSTRY OVERVIEW

      According to the Staffing Industry Report, the staffing industry grew from approximately $31 billion in revenue in 1991 to approximately $86 billion in 1997, a compound annual growth rate of approximately 18%. Temporary help, the largest staffing services segment, had estimated revenue of approximately $54 billion in 1997 and has grown at an average annual rate of approximately 19% over the past five years. The information technology services has become one of the fastest growing segments to the staffing services industry, as the increased use of technology has led to a dramatic rise in demand for technical project support, software development and other computer-related services. The information technology services segment had estimated revenues of approximately $15 billion for 1997 and had a compounded annual growth rate of approximately 27% since 1993. The placement and search sector of the staffing industry consists of three segments, retained search, contingency recruitment and temp-to- perm. The placement and search sector had estimated revenues of approximately $10 billion in 1997 and had a compounded annual growth rate of approximately 20% since 1993.

SCOPE OF STAFFING SERVICES PROVIDED

      The Company provides its services to clients primarily in the New York metropolitan area, but increasingly on a nationwide and global basis, to certain of the industries and functional areas that it serves. The Company's retained executive search and contingency recruitment business is currently divided into nine divisions.

Retained Executive Search

      CAPITAL MARKETS (SALES AND TRADING/INVESTMENT BANKING). The Company's capital markets division primarily services global financial service institutions in North America, Europe and Asia. This division places traders, institutional sales people, investment bankers, research and quantitative analysts and portfolio managers, and focuses on middle and senior level positions.

      HEALTH CARE. The Company's health care division services hospitals, managed care firms, group health insurance companies and other health care related companies. The Company fills primarily middle to senior level executive positions in various functional areas of the health care industry such as sales, marketing, operations, financial management and medical management.

      PUBLISHING AND NEW MEDIA AND TECHNOLOGY. The Company's publishing division provides executive search services to businesses engaged in consumer and business magazine publishing, educational publishing, professional reference and trade book publishing, and information services on a nationwide basis. This division handles primarily retained senior executive level searches in such functional areas as editorial, marketing, sales, circulation and product and technology development. One of the fastest growth areas within the publishing industry is New Media and Technology. The marketplaces serviced within this area include educational and consumer software publishers, internet and website developers, on-line services, CD-ROM producers and distance learning companies.

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

      ACCOUNTING AND FINANCE. The Company's accounting and finance division specializes in providing financial and accounting personnel such as chief financial officers, controllers, treasurers, financial analysts, financial systems managers, bookkeepers and other related personnel to a wide variety of corporate employers in various industries such as publishing, investment banking, advertising, insurance, healthcare, apparel and real estate. Within this division, the Company has added a concentration in management consulting. This area focuses on addressing the needs of clients in business and strategic planning, corporate development and change management.

      FASHION SERVICES. The Company's fashion services division specializes in providing management, design and other professionals to clients engaged in the fashion services and retail industries, including manufacturers, specialty and department stores, chains, mass merchandisers and catalogue companies. The Company fills positions at the middle to senior executive levels in many functional areas such as buyers, designers, sales and production.

      ADMINISTRATIVE SUPPORT. The Company's administrative support division serves primarily the New York metropolitan area, providing services in various industries such as financial services, consumer products, publishing, insurance, entertainment, telecommunications and technology. The Company fills positions at the administrative support level within all functional areas and within the hierarchy of a client's organization.

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

      The Company's future success is materially dependent on the skills of its recruitment and placement counselors in attracting clients, matching the clients' needs to appropriate candidates in each recruiting opportunity and in establishing successful long term relationships with clients. The Company generally does not have non-competition agreements or other restrictive covenants with its recruitment and placement counselors.

      One customer of the Company accounted for approximately 14% of the Company's revenue during the fiscal year ended September 30, 1998. The loss of this customer or a substantial reduction in its hiring activities through the Company would have a material adverse effect on the Company's financial performance.

BUSINESS EXPANSION

      During the next fiscal year, the Company intends to shift its primary focus from revenue growth to increases in earnings. This objective will be pursued by maintaining current levels of general and administrative personnel while continuing to grow revenues in each business sector (retained executive search, full-time and part-time recruitment, and temporary staffing and consulting) through retention of existing placement staff. In addition, new sales personnel with prior staffing industry experience who will complement the current scope of business will be recruited on an opportunistic basis. It is management's belief that the sales, recruitment and operational infrastructure put into place during the past three years will enable the company to accomplish its goals of sales growth and earnings increases during the next two years.

      Marketing efforts are currently focused on providing the Company's full complement of services across a broad range of functional specialties in both the full-time, temporary and consulting areas (information technology, accounting, human resources, legal and administrative support) in specific major geographic markets (New York, New Jersey and Connecticut) as well as certain capabilities (information technology, accounting and healthcare) in Atlanta and California. By developing a "brand identity" to provide a consistent level of quality services in each specialty niche it covers, the Company is positioned as a value-added resource serviced by experienced personnel in every area of expertise. Management has implemented an ongoing emphasis on cross selling of services and compensates employees for their efforts in selling customers the firm's diversified capabilities.

COMPETITION

      The Company believes that the staffing services industry is highly competitive and that the services provided by the Company are also provided by many other companies ranging from local, small operations to large recruitment and placement and temporary personnel agencies, many of which are national in scope. Some of the Company's competitors, including all of the national firms, are substantially larger and have greater financial resources than the Company. In addition, many of such firms have longer operating histories than the Company, which may afford them significant advantages in obtaining future clients, arranging financing and attracting skilled personnel.

      The Company believes that many clients generally use more than one company to satisfy their personnel requirements, and the major factors affecting competition in the industry are customer service, the availability of qualified personnel, reputation for integrity and, to varying degrees, pricing. The Company believes that it has a favorable competitive position that is attributable to its firm-wide dedication to client service, integrity and knowledge of the markets it serves, which enables it to fulfill its clients' needs expeditiously and effectively. In addition, the diverse number of industry categories and functional areas of placement provided by the Company creates a number of cross-selling opportunities which enhance the potential for account penetration and increased revenues.

EMPLOYEES

      As of September 30, 1998, the Company employed 136 full-time employees, including the Company's four executive officers, 91 recruitment and placement counselors and 41 administrative and support staff. None of the Company's employees is represented by a labor organization and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be excellent.

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

ITEM 2.     DESCRIPTION OF PROPERTY

       The Company leases its corporate headquarters in New York, New York, as well as space for its other locations. The aggregate area of space under leases is approximately 39,000 square feet. The remaining lease terms run from month to month to eight years and the aggregate rent paid for the year ended September 30, 1998 was approximately $1,017,000. The Company believes that its current facilities are adequate for its needs and does not expect to have difficulty leasing additional office space to satisfy anticipated future needs.

ITEM 3.     LEGAL PROCEEDINGS

      On October 13, 1998, Romac International, Inc. ("Romac") instituted an action against the Company and a former employee of both Romac and the Company in the Superior Court of New Jersey, Chancery Division, Middlesex County. Romac alleges that the former employee took confidential and proprietary information upon leaving Romac and accepting employment with the Company. In addition Romac alleges breach of a non-competition agreement by the former employee and that the Company knew of the existence of such agreement. Romac seeks unspecified monetary damages, as well as injunctive relief, against both the Company and the former employee. The Company believes that this action will not have a material adverse effect on its financial condition or results of operations.

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



                                                                Common Stock
FISCAL 1998                                                  HIGH          LOW

First Quarter........................................     $4-11/16      $2-15/16
Second Quarter.......................................        3-3/4         2-5/8
Third Quarter........................................      4-31/32         3-1/8
Fourth Quarter ......................................        3-3/4        1-7/16

FISCAL 1997

First Quarter........................................     $ 2-5/16    $    1-3/8
Second Quarter.......................................        3-1/8       1-15/16
Third Quarter........................................      2-13/16       1-15/16
Fourth Quarter.......................................      3-11/16         2-1/2

     As of December 17, 1998, there were 38 record holders of the Company's Common Stock. The Company believes that there are in excess of 1,300 beneficial owners of its Common Stock additional to such record holders.

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

OVERVIEW

      The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas and generated approximately 60% of the Company's revenue for the year ended September 30, 1998. The executive search/full-time contingency recruitment division comprises nine lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated approximately 40% of the Company's revenue for the year ended September 30, 1998.

      The following is a summary of the Company's consolidated financial and operating data:


                                                 FISCAL YEAR ENDED SEPTEMBER 30,
STATEMENT OF OPERATIONS DATA:                    1998                 1997
------------------------------                  ------               -----
Revenue                                        $44,638,642        $28,996,485
Income from Operations                           1,622,089          1,691,499
Net Income                                         822,552          1,282,365
Basic Income Per Common Share                         $.16              $ .25
Diluted Income Per Common Share                        .14                .23

                                                        SEPTEMBER 30,

BALANCE SHEET DATA:                              1998                 1997
-------------------                              ----                 ----
Working Capital                                $   3,794,445       $  4,921,334
Total Assets                                      16,735,142         12,815,456
Total Liabilities                                  8,695,588          4,483,991
Stockholders' Equity                               8,039,554          8,331,465


RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

      Revenue increased to approximately $44,639,000 for the fiscal year ended September 30, 1998 from approximately $28,996,000 for the fiscal year ended September 30, 1997, an increase of approximately $15,643,000 or 54%. Revenues from the Company's temporary staffing/consulting division were approximately $26,864,000 for the fiscal year ended September 30, 1998 compared to
approximately   $14,479,000  for  the  same  period  in  1997,  an  increase  of approximately $12,385,000 or 86%. Revenues from the Company's executive search/full-time contingency recruitment division experienced an increase of 22% to approximately $17,774,000 for the fiscal year ended September 30, 1998 compared to approximately $14,517,000 for the same period in 1997.

     The increase in revenues for the fiscal year ended September 30, 1998 compared to the fiscal year ended September 30, 1997 was primarily due to the expansion of the Company's temporary staffing/consulting division within the areas of accounting, human resource and information technology. The Company's information technology temporary staffing/consulting business experienced significant increases in revenue to approximately $22,757,000 for fiscal year ended September 30, 1998 compared to approximately $13,332,000 the same period in 1997, an increase of $9,425,000 or 71%. The increase in revenues can also be attributed to the hiring of revenue generating personnel within the executive search/full-time contingency recruitment division, which increased the number of search placements made during fiscal 1998 compared with the same period in 1997. In addition, during fiscal 1998 the Company expanded its contingency recruitment division by providing administrative support services to clients within the New York metropolitan area, which contributed to the increase in revenue.

      Selling expenses for the fiscal year ended September 30, 1998 totaled approximately $35,015,000 (78% of revenues) compared with approximately $22,413,000 (77% of revenues) for the fiscal year ended September 30, 1997. The increase in selling expenses is primarily related to compensation expense of temporary personnel within the Company's temporary staffing/consulting division. This increase can also be attributed to payroll, commissions and benefits associated with the hiring of revenue-generating personnel within the executive search/full-time contingency recruitment division. Selling expenses consist primarily of temporary staffing/consulting compensation, salaries and commissions of revenue generating personnel, employee benefits, telephone and advertising.

      General and Administrative expenses increased to approximately $7,486,000 (17% of revenues) for the fiscal year ended September 30, 1998 compared to approximately $4,555,000 (16% of revenues), for the same period in 1997. The increase in general and administrative expenses is primarily a result of additional infrastructure costs related to business expansion, including additional office space and the hiring of additional support personnel within corporate accounting, information systems and administration.

      Depreciation and Amortization expense increased to approximately $515,000 for the fiscal year ended September 30, 1998 compared to approximately $337,000 for same period in 1997. The increase is primarily related to a full year depreciation expense on approximately $800,000 of capital expenditures incurred during fiscal 1997. In addition, the Company began depreciating approximately $1,100,000 of property and equipment acquired in fiscal 1998. The amortization of intangible assets also contributed to this increase.

      Other Income and (Expenses) for the year ended September 30, 1998 totaled approximately $90,000 of expense compared to approximately $143,000 of income for the same period in 1997. The increase in other expenses was due primarily to interest expense of approximately $219,000, charged for borrowings under the Company's line of credit.

      Income from operations was approximately $1,622,000 for the fiscal year ended September 30, 1998 compared to approximately $1,691,000 for the fiscal year ended September 30, 1997 primarily due to the above mentioned factors.

      Income Tax Expense for the fiscal year ended September 30, 1998 was approximately $710,000 (46% effective tax rate) compared with approximately $553,000 (30% effective tax rate) for the same period in 1997. The increase in the Company's effective tax rate was due to increased state and local taxes and because certain expenses, including a portion of meals, entertainment and premiums on keyperson life insurance policies are non-deductible for income tax purposes. In addition, the Company received a tax benefit of net operating loss carryforwards utilized in fiscal 1997.

      Net income was approximately $823,000 for the fiscal year ended September 30, 1998 compared to approximately $1,282,000 for the fiscal year ended September 30, 1997.

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

      General and Administrative expenses increased to approximately $4,555,000 (16% of revenues) for the fiscal year ended September 30, 1997 compared to approximately $3,653,000 (21% of revenues), for the same period in 1996. The improvements as a percentage of revenues relate to operating efficiencies and economies of scale associated with increased revenues. The increase in general and administrative expenses is primarily a result of planned business expansion through the retention of additional administrative personnel and leasing of additional office space.

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

      Income Tax Expense for the fiscal year ended September 30, 1997 was approximately $553,000 compared with approximately $19,000 for the fiscal year ended September 30, 1996. At September 30, 1997, the Company has net operating loss carryforwards of approximately $54,000, which can be applied to future taxable income. The Company's effective tax rate for the fiscal year ended September 30, 1997 increased to approximately 30% compared to approximately 3% in Fiscal 1996. The increase in the Company's effective tax rate was due to the utilization of net operating loss carryforwards in fiscal 1996, changes in deferred tax asset valuation allowance and increases in state income taxes.

      Due to the factors mentioned above net income was approximately $1,282,000 for the fiscal year ended September 30, 1997 compared to approximately $710,000 for the fiscal year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998, the Company's sources of liquidity included approximately $1,539,000 in cash and cash equivalents and short-term investments. The Company's working capital was approximately $3,794,000 at September 30, 1998, are compared to approximately $4,921,000 at September 30, 1997. The reduction in working capital resulted from increased borrowings under the credit facility described below. Also, the Company has available approximately $1,112,000 of long-term investments as a source of liquidity if required.

     In February 1998, the Company entered into a one-year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank, which is collateralized by all of the Company's assets. The agreement provides for borrowings at 1% above the Dime Reference Rate (the Dime Reference Rate at September 30, 1998 was 8.50%) in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1999, on which date the outstanding principal amount is required to be repaid. At September 30, 1998, the Company had borrowed approximately $3,100,000 under the credit facility, of which approximately $1,118,000 was used for the repurchase of the Company's Common Stock and Class A redeemable common stock purchase warrants. The Company is currently in negotiations with the Dime Savings Bank to increase the facility and modify its terms. If the Company is unable to extend such facility, the Company believes that an alternative facility can be obtained on substantially similar terms, although there can be no assurance in such regard.

      Cash flows used in operating activities were approximately $473,000 for the fiscal year ended September 30, 1998. The primary use of cash was to fund the increase in accounts receivable related to higher revenues. Cash provided by financing activities for the fiscal year ended September 30, 1998 was approximately $1,974,000, which was primarily due to $3,100,000 of borrowings under the line of credit offset by the $1,118,000 used for the repurchase of the Company's Common Stock and Class A redeemable common stock purchase warrants.

      On September 11, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of common stock. Purchases are being made from time to time on the Nasdaq Small Cap market or otherwise at prevailing market prices and may be made in privately negotiated transactions. At December 17, 1998, an aggregate of 500,000 shares of common stock had been repurchased for an aggregate purchase price of approximately $1,135,000.

     The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve months.

YEAR 2000 COMPUTER SOFTWARE COMPLIANCE

      Many computer systems in use today were designed and developed using two digits, rather than four, to specify years, and as a result, such systems will recognize the year 2000 as "00". This is commonly referred to as the "Year 2000 Issue". This could cause many computer applications to fail or to create erroneous results unless corrective measures are taken. The Company utilizes software or related computer technologies in the course of its operations that are essential to its business. The Company has reviewed its computer systems for compliance with the potential hazards of the Year 2000 Issue and presently believes that all of its computer system software is Year 2000 compliant and does not expect any material adverse impact on its financial position or results of operations to arise from Year 2000 Issue failures of its software. As would be the case with other companies in a service industry, a significant failure of the computer systems of a major client of the Company could have a material adverse effect on the continuing business relationship of the Company with such client and the amount of revenue generated from such client. The failure of computer systems maintained by other third parties conducting business with the Company could have a material adverse impact on the Company's business and results of operations.

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

      In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Post-retirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

      The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument are recognized as earnings in the period, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

      SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier applications of all the provisions of SFAS No. 133 are encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company will evaluate the new standard to determine whether it requires any new disclosures or accounting.

ITEM 7.     FINANCIAL STATEMENTS

            See Index to Financial Statements.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
            ACT


            The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1999 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10.    EXECUTIVE COMPENSATION

            The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1999 pursuant to Regulation 14A.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1999 pursuant to Regulation 14A.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1999 pursuant to Regulation 14A.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


Exhibit             EXHIBITS
NUMBER

    3.1       (a)   Certificate   of   Incorporation,   as   amended,   of   The
                    Solomon-Page  Group  Ltd.   (Incorporated  by  reference  to
                    Exhibit 3.1(a) to Registration  Statement on Form SB- 2, No.
                    33-81026)
              (b)   Certificate of Amendment to Certificate of  Incorporation of
                    The  Solomon-Page  Group Ltd  (Incorporated  by reference to
                    Exhibit 3.1(b) to  Registration  Statement on Form SB-2, No.
                    33-81026)
    3.2             Amended and Restated By-Laws of the Company (Incorporated by
                    reference to Exhibit 3 to the  Company's  Current  Report on
                    Form 8-K dated June 8, 1995)
    4.1             Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to  Registration  Statement on Form SB-2, No.
                    33-81026)
    4.2             Specimen Warrant Certificates  (Incorporated by reference to
                    Exhibit  4.2 to  Registration  Statement  on Form SB-2,  No.
                    33-81026)
    10.1            1993 Long Term Incentive Plan  (Incorporated by reference to
                    Exhibit 10.2 to  Registration  Statement  on Form SB-2,  No.
                    33-81026)
    10.2            1995   Directors'   Stock   Option   Plan  of  the   Company
                    (Incorporated  by reference to Exhibit 99.1 to the Company's
                    Current Report on Form 8-K dated June 8, 1995)
    10.3            Employment  Agreement  dated  June  14,  1993,  as  amended, between the Company and  Herbert  Solomon  (Incorporated  by reference to Exhibit 10.3 to Registration
                    Statement on Form SB-2, No. 33-81026)
    10.4            Employment  Agreement  dated  June  14,  1993,  as  amended, between  the  Company  and Lloyd  Solomon  (Incorporated  by reference to Exhibit 10.4 to Registration  Statement on Form
                    SB-2, No. 33-81026)
    10.5            Amendment  dated  June 8,  1995 to that  certain  Employment
                    Agreement  dated as of June 14,  1993,  by and  between  the
                    Company and Lloyd  Solomon  (Incorporated  by  reference  to
                    Exhibit  99.4 to the  Company's  Current  Report on Form 8-K
                    dated June 8, 1995)
    10.6            Employment  Agreement  dated  June  14,  1993,  as  amended,
                    between  the  Company  and  Scott  Page   (Incorporated   by
                    reference to Exhibit 10.5 to Registration  Statement on Form
                    SB-2, No. 33-81026)
    10.7            Amendment  dated  June 8,  1995 to that  certain  Employment
                    Agreement dated as of June 14, 1993, by and between the Company and Scott Page (Incorporated by reference to Exhibit
                    99.5 to the Company's  Current Report on Form 8-K dated June
                    8, 1995)
    10.8            1996  Stock  Option  Plan,  (Incorporated  by  reference  to
                    Exhibit 10.8 to the Company's Form 10-KSB for the fiscal year ended September 30, 1996)

Exhibit             EXHIBITS
NUMBER
   10.9             Form of  Indemnification  Agreement  between the Company and its officers  and  directors  (Incorporated  by reference to
                    Exhibit 10.13 to the  Company's  Form 10- KSB for the fiscal year ended September 30, 1995)
   10.10            Charter of the Audit  Committee of the Board of Directors of
                    the Company  (Incorporated  by  reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 8, 1995)
   10.11            The Company's  Policy on Transactions in Company  Securities
                    by Company Officers,  Directors and Employees  (Incorporated
                    by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated June 8, 1995)
    *23             Consent of Moore Stephens P.C. dated December 29, 1998
    *27             Financial Data Schedule

------------------

*     Filed herewith.

(b)   Reports on Form 8-K

      None.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE SOLOMON-PAGE GROUP LTD.


Dated:December 23, 1998                   By:      /s/ Lloyd Solomon
                                                   ---------------------
                                                    Lloyd Solomon
                                                    Vice Chairman of the Board
                                                    and Chief Executive Officer


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


         SIGNATURE                       TITLE                     DATE


/s/ Herbert Solomon
------------------------    Chairman of the Board and       December 23, 1998
Herbert Solomon             Director


/s/ Lloyd Solomon
------------------------    Vice Chairman of the Board,     December 23, 1998
Lloyd Solomon               Chief Executive Officer and
                            Director (Principal
                            Executive Officer)


/s/ Scott Page
------------------------    President and Director          December 23, 1998
Scott Page

         SIGNATURE                       TITLE                     DATE


/s/ Eric M. Davis
------------------------    Vice President - Finance,       December 23, 1998
Eric M. Davis               Chief Financial Officer and
                            Director (Principal Financial
                            and Accounting Officer)


/s/Edward Ehrenberg
------------------------    Director                        December 23, 1998
Edward Ehrenberg


/s/ Joel A. Klarreich
------------------------    Director                        December 23, 1998
Joel A. Klarreich

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----


Independent Auditor's Report ............................................  F-2

Consolidated Balance Sheet as of September 30, 1998 .....................  F-3

Consolidated Statements of Operations for the years ended
September 30, 1998 and 1997..............................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1998 and 1997..............................................  F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1998 and 1997..............................................  F-7

Notes to Consolidated Financial Statements ..............................  F-8







                             . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of The Solomon-Page Group Ltd.



                        We have audited the accompanying consolidated balance sheet of The Solomon-Page Group Ltd. and subsidiary as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Solomon-Page Group Ltd. and subsidiary as of September 30, 1998, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.






                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
December 10, 1998

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.



ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                 $      935,455
   Investments                                                                      603,250
   Accounts Receivable - [Net of Allowances of $200,000]                         10,160,955
   Other Current Assets                                                             245,662
                                                                             --------------

   TOTAL CURRENT ASSETS                                                          11,945,322
                                                                             --------------
PROPERTY AND EQUIPMENT:
   Equipment                                                                      1,725,924
   Furniture and Fixtures                                                           562,905
   Leasehold Improvements                                                           938,982
                                                                             --------------

   Total - At Cost                                                                3,227,811
   Less: Accumulated Depreciation                                                 1,113,306

PROPERTY AND EQUIPMENT -NET                                                       2,114,505

OTHER ASSETS:
   Investments                                                                    1,111,741
   Intangible Assets - [Net of Accumulated Amortization of $195,477]              1,018,986
   Deferred Tax Asset                                                               176,900
   Due from Related Parties                                                         135,725
   Security Deposits                                                                128,485
   Restricted Investment                                                             34,466
   Other Assets                                                                      69,012
                                                                             --------------

   TOTAL OTHER ASSETS                                                             2,675,315
                                                                             --------------
   TOTAL ASSETS                                                              $   16,735,142
                                                                             ==============



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.




LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accrued Payroll and Commissions                                $   3,498,371
   Accounts Payable and Accrued Expenses                                967,660
   Income Taxes Payable                                                 297,863
   Line of Credit                                                     3,100,000
   Other Current Liabilities                                            131,301
   Deferred Revenue                                                     155,682
                                                                  -------------

   TOTAL CURRENT LIABILITIES                                          8,150,877
                                                                  -------------

LONG-TERM LIABILITY:
   Deferred Credit                                                      544,711
                                                                  -------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY:
   Preferred Stock - Par Value $.001 Per Share; Authorized
      2,000,000 Shares, None Issued or Outstanding                           --

   Common Stock - Par Value $.001 Per Share;
      Authorized 20,000,000 Shares, 5,162,282 Shares                      5,162
      Issued and 5,121,282 Shares Outstanding

   Additional Paid-in Capital                                         7,426,188

   Unrealized Gain on Marketable Securities - Net                        11,106

   Treasury Stock; 41,000 Common Shares - At Cost                       (79,783)

   Retained Earnings                                                    676,881
                                                                  -------------

   TOTAL STOCKHOLDERS' EQUITY                                         8,039,554
                                                                  -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  16,735,142
                                                                  =============


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 YEARS ENDED
                                                 -----------
                                                SEPTEMBER 30,
                                                -------------
                                         1 9 9 8             1 9 9 7
                                         -------             -------

REVENUE                                 44,638,642        $ 28,996,485
                                      ------------        ------------

OPERATING EXPENSES:
   Selling Expenses                     35,015,061          22,412,747
   General and Administrative            7,486,104           4,555,081
   Depreciation and Amortization           515,388             337,158
                                      ------------        ------------

   TOTAL OPERATING EXPENSES             43,016,553          27,304,986
                                      ------------        ------------

   INCOME FROM OPERATIONS                1,622,089           1,691,499
                                      ------------        ------------

OTHER INCOME [EXPENSES]:
   Interest and Dividend Income            127,558             133,077
   Interest Expense                       (219,379)            (26,820)
   Realized Gain on Investments              2,301              37,140
                                      ------------        ------------

   TOTAL OTHER [EXPENSES] INCOME           (89,520)            143,397
                                      ------------        ------------

   INCOME BEFORE INCOME TAX EXPENSE      1,532,569           1,834,896

INCOME TAX EXPENSE                         710,017             552,531
                                      ------------        ------------

   NET INCOME                         $    822,552        $  1,282,365
                                      ============        ============

BASIC EARNINGS PER COMMON SHARE       $        .16        $        .25
                                      ============        ============

DILUTED EARNINGS PER COMMON SHARE     $        .14        $        .23
                                      ============        ============

BASIC WEIGHTED AVERAGE SHARES            5,134,122           5,131,751
                                      ============        ============

DILUTED WEIGHTED AVERAGE SHARES          5,985,319           5,633,806
                                      ============        ============



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              UNREALIZED
                                                                                              ADDITIONAL        GAIN ON
                                            PREFERRED STOCK                COMMON STOCK        PAID-IN        MARKETABLE
                                        SHARES           AMOUNT       SHARES        AMOUNT     CAPITAL        SECURITIES
                                        ------           ------       ------        ------     -------        ----------
BALANCE - OCTOBER 1, 1996                      --  $        --      5,139,285  $     5,139   $ 8,488,247   $      --

   Treasury Shares
      Purchased                                --           --           --           --            --            --

   Net Income                                  --           --           --           --            --            --
                                      -------------  -----------  -----------  -----------   -----------   -----------

BALANCE - SEPTEMBER 30, 1997                   --           --      5,139,285        5,139     8,488,247          --

   Repurchase of 1,000,000
      Class A Warrants                         --           --           --           --      (1,053,998)         --

   Costs Associated with
      Registering Class A
      Warrants                                 --           --           --           --         (37,201)         --

   Exercise of Options                         --           --         22,997           23        29,140          --

   Treasury Shares Purchased                   --           --           --           --            --            --

   Unrealized Gain on Marketable
      Securities - Net                         --           --           --           --            --          11,106

   Net Income                                               --           --           --            --            --
                                      -------------  -----------  -----------  -----------   -----------   -----------

BALANCE - SEPTEMBER 30, 1998                   --    $      --      5,162,282  $     5,162   $ 7,426,188   $    11,106
                                      =============  ===========  ===========  ===========   ===========   ===========

                                                                   RETAINED      TOTAL
                                               TREASURY STOCK      EARNINGS    STOCKHOLDERS'
                                           SHARES       AMOUNT     [DEFICIT]     EQUITY
                                           ------       ------     ---------     ------


BALANCE - OCTOBER 1, 1996                   --           $--    $(1,428,036) $  7,065,350

   Treasury Shares
      Purchased                          10,000       (16,250)         --         (16,250)

   Net Income                              --            --       1,282,365     1,282,365
                                    -----------   -----------   -----------   -----------

BALANCE - SEPTEMBER 30, 1997             10,000       (16,250)     (145,671)    8,331,465

   Repurchase of 1,000,000
      Class A Warrants                     --            --            --      (1,053,998)

   Costs Associated with
      Registering Class A
      Warrants                             --            --            --         (37,201)

   Exercise of Options                     --            --            --          29,163

   Treasury Shares Purchased             31,000       (63,533)         --         (63,533)

   Unrealized Gain on Marketable
      Securities - Net                     --            --            --          11,106

   Net Income                              --            --         822,552       822,552
                                    -----------   -----------   -----------   -----------

BALANCE - SEPTEMBER 30, 1998             41,000   $   (79,783)  $   676,881   $ 8,039,554
                                    ===========   ===========   ===========   ===========


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED
                                                                        -----------
                                                                        SEPTEMBER 30,
                                                                        -------------
                                                                   1 9 9 8       1 9 9 7
                                                                   -------       -------
OPERATING ACTIVITIES:
   Net Income                                                  $   822,552    $1,282,365
                                                               -----------   -----------
   Adjustments to Reconcile Net Income to
      Net Cash Provided by [Used for]
      Operating Activities:
      Depreciation and Amortization                                515,388       337,158
      Provision for Losses on Accounts Receivable                   75,000        35,100
      Deferred Credit                                              160,848       117,871
      Net Realized Gain on Investments                              (2,301)      (37,140)
      Deferred Taxes                                               (78,618)      (84,195)

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                    (2,857,928)   (3,253,036)
         Other Current Assets                                      (53,467)       15,701

      Increase [Decrease] in:
         Accounts Payable, Accrued Expenses, Accrued Payroll
            and Commissions                                      1,004,043     1,491,840
         Income Tax Payable                                         30,759       290,104
         Other Current Liabilities                                (245,134)       36,353
         Deferred Revenue                                          155,682          --
                                                               -----------   -----------

      Total Adjustments                                         (1,295,728)   (1,050,244)
                                                               -----------   -----------

   NET CASH - OPERATING ACTIVITIES                                (473,176)      232,121
                                                               -----------   -----------

INVESTING ACTIVITIES:
   Capital Expenditures                                         (1,087,603)     (791,427)
   Purchases of Investments                                       (799,812)   (2,844,953)
   Proceeds from Sales of Investments                            1,248,655     2,041,991
   Acquisitions of and Additions to Trade Names                   (350,330)     (264,532)
   Cash Received from Related Parties                               55,000        10,000
   Increase in Cash Surrender Value of Officer Life Insurance      (46,253)      (22,756)
   Security Deposits                                                 4,687       (47,894)
                                                               -----------   -----------

   NET CASH - INVESTING ACTIVITIES                                (975,656)   (1,919,571)
                                                               -----------   -----------

FINANCING ACTIVITIES:
   Borrowings Under Line of Credit                               3,100,000          --
   Purchase of Treasury Stock and Warrants                      (1,117,531)      (16,250)
   Warrant Registration Costs                                      (37,201)         --
   Proceeds from Exercise of Stock Options                          29,163          --
                                                               -----------   -----------

   NET CASH - FINANCING ACTIVITIES                               1,974,431       (16,250)
                                                               -----------   -----------

   NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS            525,599    (1,703,700)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                     409,856     2,113,556
                                                               -----------   -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS                    $   935,455   $   409,856
                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                                 $   219,379   $    26,820
      Income Taxes                                             $   776,587   $   422,402


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] NATURE OF OPERATIONS

The Solomon-Page Group Ltd. and its wholly-owned subsidiary [the "Company"] provides staffing services comprised of two primary operating divisions: (i) temporary staffing and consulting which provides approximately 60% of the Company's revenue, and (ii) retained executive search and full-time contingency search which provides approximately 40% of the Company's revenue. The temporary staffing and consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas. The retained executive search and full-time contingency search division comprises nine lines of business including four industry [capital markets, publishing and new media, healthcare and fashion services], and five functional [information technology, accounting, human resources, legal and administrative support]. The Company provides its services principally in the New York metropolitan area through its offices located in New York and New Jersey. The Company also provides services in California and Georgia through its offices located in those areas.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated.

REVENUE RECOGNITION - Search revenues are recognized in full-time contingency search engagements upon the successful completion of the assignment. In a retained executive search engagement, the non-refundable retainer is recognized according to the terms of the search contract, with the unearned portions of the retainer reflected as deferred revenue. The balance of the contract is recognized upon successful completion of the search.
Temporary staffing and consulting revenue is recognized when the temporary personnel provide the service.

RECEIVABLE ALLOWANCES - The Company records allowances against accounts receivable, based on historical experience to estimate losses due to placed candidates not fulfilling the terms of the search agreement or not remaining in employment for the Company's guarantee period which generally ranges from 30 to 120 days but may extend up to 180 days. Losses from bad debts are charged to expense and losses related to contract fulfillment are charged to revenue.

INVESTMENTS - The Company accounts for investments in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Equity securities, and debt securities which the Company does not have the intent to hold to maturity, are classified as trading or available for sale. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. Trading securities are carried at fair value with any unrealized gains or losses included in earnings. Held to maturity securities are carried at amortized cost. Marketable debt and equity securities available for current operations, and maturing within one year, are classified in the balance sheet as current assets while securities held for non-current uses, and maturing after one year, are classified as long-term assets. Realized gains and losses are calculated utilizing the specific identification method [See Note 3].

PROPERTY AND EQUIPMENT - Equipment, furniture and leasehold improvements are recorded at cost.

DEPRECIATION - Depreciation of furniture, fixtures and equipment is computed utilizing the straight-line method based on estimated useful lives ranging from three to nine years. Depreciation of leasehold improvements is computed utilizing the straight-line method over the lesser of the life of the improvement or the remaining lease term. Depreciation expense was $430,481 and $272,863 for the years ended September 30, 1998 and 1997, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2



[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

EARNINGS PER COMMON SHARE - The Financial Accounting Standard Board has issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the years ended September 30, 1998 and 1997 [restated] have been calculated in accordance with SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and replaces its primary earnings per share with new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earning per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the option or warrants.

Potential future dilutive securities include 2,050,000 shares issuable under outstanding warrants and 225,500 shares issuable under outstanding options.

INTANGIBLES - Intangibles which consist of trade names and customer lists are recorded at cost and are amortized utilizing the straight-line method over periods ranging from 5 to 15 years. When changing circumstances warrant, the Company evaluates the carrying value and the periods of amortization based on the current and expected future non-discounted cash flows from operations to determine whether revised estimates of carrying value or useful lives is required. Amortization expense was $84,907 and $64,295 for the years ended September 30, 1998 and 1997, respectively [See Note 8].

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. At September 30, 1998, the Company has approximately $561,000 in financial institutions that is subject to normal credit risk beyond insured amounts.

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

ADVERTISING - The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $430,000 and $207,000 for the years ended September 30, 1998 and 1997, respectively.

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

RECLASSIFICATIONS - Certain prior year figures have been reclassified to conform with the current years presentation.

[3] INVESTMENTS IN DEBT AND EQUITY SECURITIES

At September 30, 1998, the Company's securities consisted of certain highly liquid debt securities which were classified as available for sale and held to maturity. A summary of the Company's investments in debt securities is as follows:


                                                    SEPTEMBER 30, 1998
                                                    ------------------
FINANCIAL STATEMENT CAPTION                        COST            FAIR VALUE
---------------------------                        ----            ----------

Available for Sale:
   Investments                              $   1,695,214      $   1,714,991
                                            =============      =============

Held to Maturity:
   Restricted Investment - Noncurrent       $      34,466      $      34,466
                                            =============      =============

Gross proceeds from sale of available for sale securities was $1,248,665 and $2,041,991 and realized gains on sales was $2,301 and $37,140 for the years ended September 30, 1998 and 1997, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4



[3] INVESTMENTS IN DEBT AND EQUITY SECURITIES [CONTINUED]

At September 30, 1998, gross unrealized gains on available for sale securities was $19,777 and is included in stockholders' equity net of taxes of $8,671.

Contractual maturities of debt securities classified as available for sale and held to maturity are as follows:

                                       AVAILABLE FOR SALE      HELD TO MATURITY

Within 1 year                             $     600,000           $     36,000
Between 1 and 5 years                     $   1,100,000           $         --

[4] DUE FROM RELATED PARTIES

At September 30, 1998, the Company had a balance due from various officers of the Company aggregating $135,725. The advances bear interest at 8%. Interest income on the advances was $12,805 and $11,637 for the years ended September 30, 1998 and 1997, respectively. Interest receivable on the advances was $-0- at September 30, 1998.

[5] LINE OF CREDIT

In February 1998, the Company entered into a one year $4,000,000 demand line of credit facility agreement, which is collateralized by all the Company's assets. The agreement provides for borrowing at 1% above the bank's reference rate (8.5% at September 30,1998). Borrowings are limited to 80% of eligible accounts receivable and expires on February 28, 1999, on which date the outstanding principal amount is required to be repaid. As of September 30, 1998, the full balance under the line is available and the Company borrowed approximately $3,100,000 under the credit facility, of which approximately $1,118,000 was used for the repurchase of the Company's common stock, and Class A redeemable common stock purchase warrants with the balance used to fund current working capital requirements.

The weighted average interest rate on short-term borrowings outstanding as of September 30, 1998 was 9.5%.

[6] LEASES

OPERATING LEASES - The Company leases office space under operating leases expiring through September 2006. In lieu of a cash security deposit, the Company has delivered to the landlord a letter of credit in the amount of $34,466 which expires June 26, 1999. This letter of credit is collateralized by a U.S. Treasury Bill which is classified as a noncurrent restricted investment in the accompanying balance sheet. The Company leases office equipment under operating leases expiring through 1999.

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 1998 for each of the next five years and in the aggregate are:

YEAR ENDING
-----------
SEPTEMBER 30,
-------------
   1999                                        $     919,512
   2000                                              985,187
   2001                                            1,014,913
   2002                                            1,048,185
   2003                                              888,634
   Subsequent to 2003                              2,418,150
                                               -------------

   TOTAL MINIMUM FUTURE RENTAL PAYMENTS        $   7,274,581
                                               =============

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5


[6] LEASES [CONTINUED]

In addition, the Company is liable for its pro-rata share of increases in real estate taxes and escalations as provided in the lease agreements.

Rent expense was approximately $1,017,000 and $617,000 for the years ended September 30, 1998 and 1997, respectively.

[7] CAPITAL STOCK

On December 18, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock, from time to time, in the open market or in privately negotiated transactions. The Company repurchased 10,000 shares during the year ended September 30, 1997, at a cost of $16,250. On October 31, 1997, the Company's Board of Directors terminated its common stock repurchase plan.

On September 11, 1998, the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's common stock, from time to time, in the open market or in privately negotiated transactions. During the year ended September 30, 1998, 31,000 shares were repurchased at a cost of $63,533.

[8] COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

INTANGIBLES - In connection with certain acquisitions, the Company will be required to pay purchase price adjustments through July 6, 2000 based on the achievement of various criteria. These additional payments are charged to intangibles and are amortized over the then remaining life of the intangible. Purchase price adjustments amounted to approximately $350,000 during the year ended September 30, 1998.

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

On October 20, 1994, in connection with its initial public offering the Company issued 2,300,000 Class A redeemable common stock purchase warrants. Each Class A warrant entitles the holder to purchase one share of common stock at $4.50 per share commencing October 20, 1995 and expiring on October 20, 1999. The Class A warrants are redeemable at $.05 per warrant based on the achievement of certain criteria.

On October 20, 1994, in connection with its initial public offering, the Company granted to its underwriter an option to purchase an aggregate of 200,000 units of Company securities [consisting of one share of common stock and one Class A redeemable common stock purchase warrant] exercisable at $6.60 per unit commencing October 20, 1995 and expiring October 20, 1999.

On October 31, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 of the Company's Class A redeemable common stock purchase warrants in open market or privately negotiated transactions. On February 12, 1998, the Company completed the repurchase of 1,000,000 Class A redeemable common stock purchase warrants at a cost of $1,053,998.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6


[9] OPTIONS AND WARRANTS [CONTINUED]

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

On September 17, 1996, the Company adopted the 1996 Stock Option Plan [the "1996 Plan"]. The 1996 Plan provides for awards of incentive stock options and non-qualified options to purchase up to 1,000,000 shares of common stock to employees and directors of the Company. The 1996 Plan provides that non-qualified options must be granted at not less than 80% of fair market value on the date granted. No options at less than fair market value have been awarded. Non-executive officer options vest at a rate of 33 1/3% after three years, 33 1/3% after four years and 33 1/3% after five years. Executive officers vest at a rate of 33 1/3% after one year, 33 1/3% after two years and 33 1/3% after three years.

A summary of the activity in the option plans is as follows:

                                                                WEIGHTED AVERAGE
                                                  SHARES          EXERCISE PRICE
                                                  ------          --------------

OUTSTANDING AT OCTOBER 1, 1996                 1,773,500           $    1.71

   Granted                                       246,750                2.33
   Exercised                                          --
   Expired/Canceled                              (55,000)               1.43
                                            ------------

   OUTSTANDING AT SEPTEMBER 30, 1997           1,965,250                1.80

   Granted                                       355,500                2.70
   Exercised                                     (22,997)               1.27
   Expired/Canceled                             (128,169)               1.85
                                            ------------

   OUTSTANDING AT SEPTEMBER 30, 1998           2,169,584                1.95
                                            ============

   EXERCISABLE AT SEPTEMBER 30, 1998           1,057,316           $    1.76
                                            ============

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7


[9] OPTIONS AND WARRANTS [CONTINUED]

No compensation cost was charged to earnings during the years ended September 30, 1998 and 1997. If compensation cost for the stock option plans had been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net income, basic and diluted earnings per share would have been reduced on a pro forma basis as indicated below:

                                               1 9 9 8            1 9 9 7
                                               -------            -------
Year ended September 30:
Net Income:
   As Reported                              $    822,552       $ 1,282,365
   Pro Forma                                $    500,101       $   952,889

Basic Earnings Per Common Share:
   As Reported                              $        .16       $       .25
   Pro Forma                                $        .10       $       .19

Diluted Earnings Per Common Share:
   As Reported                              $        .14       $       .23
   Pro Forma                                $        .09       $       .17

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for the grants awarded in 1998 and 1997, respectively:

                                              SEPTEMBER 30,
                                      1 9 9 8            1 9 9 7
                                      -------            -------

Dividend Yields                         0.00%             0.00%
Expected Volatility                   131.54%           105.29%
Risk-Free Interest Rate                 4.32%             5.99%
Expected Lifes                      5.5 Years           4 Years

The weighted-average fair value of options granted was $2.40 and $1.73 for the years ended September 30, 1998 and 1997, respectively.

The following table summarizes information about stock options at September 30, 1998:

                                         OUTSTANDING                                 EXERCISABLE
                      ----------------------------------------------------     -------------------------------
                                         WEIGHTED              WEIGHTED                            WEIGHTED
   RANGE OF                              REMAINING              AVERAGE                             AVERAGE
EXERCISE PRICES       SHARES         CONTRACTUAL LIFE       EXERCISE PRICE     SHARES           EXERCISE PRICE
---------------       ------         ----------------       --------------     ------           --------------

$   0.56 - 2.00         1,095,084         4.9 Years             $    1.45        584,657        $   1.37
$   2.01 - 3.69         1,074,500         6.3 Years             $    2.46        472,659        $   2.25
                     ------------                                              ---------

                        2,169,584         5.6 Years             $    1.95      1,057,316        $   1.76
                     ============                                              =========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8



[10] INCOME TAXES EXPENSE

The provision for income tax expense consists of the following:

                                                               SEPTEMBER 30,
                                                               -------------
                                                         1 9 9 8        1 9 9 7
                                                         -------        -------

Current:
   Federal                                            $   523,835    $  835,681
   Utilization of Net Operating Loss Carryforward         (13,344)     (423,131)
   State and City                                         278,144       453,680
   Utilization of Net Operating Loss Carryforward              --      (229,504)
                                                      -----------    ----------

   Total Current                                          788,635       636,726
                                                      -----------    ----------

Deferred [Benefit]:
   Federal                                                (49,692)      (60,923)
   State and City                                         (28,926)      (23,272)
                                                      -----------    ----------

   Total Deferred                                         (78,618)      (84,195)
                                                      -----------    ----------

   TOTAL INCOME TAX EXPENSE                           $   710,017    $  552,531
   ------------------------                           ===========    ==========

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                           SEPTEMBER 30,
                                                           -------------
                                                       1 9 9 8       1 9 9 7
                                                       -------       -------

Federal Statutory Rate                                     34.0%      34.0%
Non Deductible Expenses                                     1.9        4.4
Benefit of Net Operating Loss Carryforward                  (.9)     (23.1)
Change in Deferred Tax Asset Valuation Allowance             --        7.8
State Income Taxes [Net of Federal Tax Benefit]            12.0        8.1
Other                                                       (.7)      (1.1)


   EFFECTIVE RATE                                          46.3%      30.1%
   --------------                                        ======     =======

The Company has net operating loss carryforwards of approximately $14,000 which will expire in 2009.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9


[10] INCOME TAXES EXPENSE [CONTINUED]

The major components of deferred income tax assets and liabilities are as follows:

                                                           SEPTEMBER 30,
                                                           -------------
                                                             1 9 9 8
                                                               -------
Deferred Tax Liabilities:
   Cash Basis Adjustments                                  $   (89,546)
   Accelerated Depreciation                                    (89,558)
   Other                                                        (8,671)
                                                           -----------

   Total Deferred Tax Liabilities                             (187,775)

Deferred Tax Assets:
   Rent Deferrals                                              239,286
   Net Operating Loss                                            5,075
   Reserves                                                     79,072
   Other                                                        27,155
                                                           -----------

   Total Deferred Tax Assets                                   350,588
                                                           -----------

NET DEFERRED TAX ASSET                                     $   162,813
----------------------                                     ===========

Net Current Deferred Tax Liability                         $   (14,087)
Net Noncurrent Deferred Tax Asset                              176,900
                                                           -----------

   NET DEFERRED TAX ASSET                                  $   162,813
   ----------------------                                  ===========

The net current deferred tax liability is included in other current liabilities in the accompanying balance sheet.

[11] EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended September 30, 1998 and 1997:

                                                         SEPTEMBER 30,
                                                         -------------
                                                     1 9 9 8       1 9 9 7
                                                     -------       -------

Basic Earnings Per Common Share                   $        .16    $       .25
                                                  ============    ===========

Weighted Average Shares Outstanding - Basic          5,134,122      5,131,751
Dilutive Options                                       851,197        502,055
                                                  ------------    -----------
Weighted Average Shares Outstanding - Diluted        5,985,319      5,633,806

   DILUTED EARNINGS PER COMMON SHARE              $        .14    $       .23
   ---------------------------------              ============    ===========

[12] SIGNIFICANT CUSTOMERS

For the year ended September 30, 1998, one customer accounted for approximately $6,250,000 or 14% of revenue.

For the year ended September 30, 1997, two customers accounted for approximately $3,200,000 or 11% and $2,900,000 or 10% of revenue.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11



[13] RETIREMENT PLAN

The Company maintains a 401[k] savings plan which covers substantially all employees. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Code limits. The Company may make a discretionary match as well as a discretionary contribution. No discretionary match or contribution was made, and no amount was charged to operations, during the years ended September 30, 1998 or 1997.

[14] FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. Carrying value approximates fair value for amounts classified as due from related parties as the receivables carry market rates of interest. For certain instruments, including cash and cash equivalents, trade receivables and trade payables and line of credit, it was estimated that the carrying amount approximates fair value for the majority of these instruments because of their short maturities.

[15] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated. For example, gains or losses related to changes in the fair value of a derivative, not designated as a hedging instrument, is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12




[15] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS [CONTINUED]

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The
Company will evaluate the new principle to determine any required new disclosures or accounting.

[16] SUBSEQUENT EVENT

Through December 10, 1998, the Company has repurchased 469,000 shares of its common stock, pursuant to its common stock repurchase plan [See Note 7], at a cost of $1,071,287.







                             . . . . . . . . . . . .