Form 10KSB/A
period 1998-09-30
SOLOMON PAGE GROUP LTD
filed 1999-01-27
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                (Amendment No. 1)

(Mark One)


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
                          ------------------

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                51-0353012
   -------------------------------------    ------------------------------------
        (State or other jurisdiction of     (IRS Employer Identification Number)
        incorporation or organization


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

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./X/

                  State the issuer's  revenues for its most recent  fiscal year:
The issuer's revenues for the fiscal year ended September 30, 1998 were $44,638,642.

                  The  aggregate  market  value  of the  voting  stock  held  by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on December 17, 1998 was approximately $4,784,112. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At January 20, 1999, there were outstanding 4,652,282 shares of the Registrant's Common Stock, $.001 par value.

                  Transitional Small Business Disclosure Format (check one):

                  Yes / /     No  /X/

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                                                      Expiration of
                                                     Current Term of
NAME                                  AGE           Office as Director
----                                  ---           ------------------

CLASS I DIRECTORS:
Lloyd Solomon                          39                   2000
Joel A. Klarreich                      52                   2000

CLASS II DIRECTORS:
Herbert Solomon                        68                   2001
Eric M. Davis                          37                   2001

CLASS III DIRECTORS:
Scott Page                             33                   1999
Edward Ehrenberg                       68                   1999

         LLOYD SOLOMON (Class I) has been the Vice Chairman of the Board of Directors and the Chief Executive Officer of the Company since June 1995. Prior to his election to these positions, he had been the President or an Executive Vice President and a director of the Company since the inception of its business in 1990. From 1986 through 1990, Mr. Solomon served as an Executive Vice President of Rand Thomson Consulting Group, a personnel services firm. Mr. Solomon received an M.B.A. from New York University and a B.A. from Boston University. He is the son of Herbert Solomon and the brother-in-law of Scott Page.

         JOEL A. KLARREICH (Class I) has been a director of the Company since June 1995. Mr. Klarreich has been a practicing attorney since 1968 and member of the law firm of Newman Tannenbaum Helpern Syracuse & Hirschtritt LLP since 1996. He is general counsel to the Association of Personnel Consultants of New York State, the sole statewide trade association of permanent placement firms in New York. From 1988 to 1996, Mr. Klarreich was a member of the law firm of Klein, Heisler & Klarreich, P.C. He has a B.B.A. from the City College of the City of New York and J.D. from St. John's University School of Law.

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


ITEM 10. EXECUTIVE COMPENSATION.

         The following table provides summary information concerning cash and certain other compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 (the "Named Executive Officers") for the three years ended September 30, 1998, 1997 and 1996.


                           SUMMARY COMPENSATION TABLE


                                                                                                LONG-TERM
                                                ANNUAL COMPENSATION                            COMPENSATION
                                       ------------------------------------------    ----------------------------
                                                                      OTHER ANNUAL    RESTRICTED
           NAME AND                                                  COMPENSATION        STOCK                        ALL OTHER
      PRINCIPAL POSITION        YEAR    SALARY($)        BONUS($)       ($)(1)        AWARDS ($)    OPTIONS(#)(2)   COMPENSATION(3)
      ------------------        ----    ---------        --------       ------        ----------    -------------   ---------------
HERBERT SOLOMON                 1998     $225,000               --        --             --                --       $17,136
CHAIRMAN OF THE BOARD......     1997      225,000               --        --             --                --        17,136
                                1996      225,000               --        --             --        200,000(4)        17,136

LLOYD SOLOMON                   1998     $350,000      $100,000(5)        --             --                --       $18,238
CHIEF EXECUTIVE OFFICER....     1997      350,000          200,000        --             --                --        18,238
                                1996      350,000           32,110        --             --        200,000(4)        18,238

SCOTT PAGE                      1998     $200,000      $942,090(6)        --             --                --       $13,457
PRESIDENT..................     1997      200,000       731,505(6)        --             --                --        13,457
                                1996      200,000       615,998(6)        --             --        200,000(4)        13,457

ERIC M. DAVIS
VICE PRESIDENT - FINANCE        1998     $175,000          $25,000        --             --                --            --
CHIEF FINANCIAL OFFICER....     1997      150,000           25,000        --             --            10,000            --
                                1996      130,000           25,000        --             --                --            --

---------------------
(1) ALTHOUGH THE NAMED EXECUTIVE OFFICERS RECEIVE CERTAIN PERQUISITES SUCH AS AUTO ALLOWANCES AND COMPANY CREDIT CARDS, THE VALUE OF SUCH PERQUISITES DID NOT EXCEED FOR ANY OFFICER THE LESSER OF $50,000 OR 10% OF THE OFFICER'S SALARY AND BONUS.
(2)   NO STOCK APPRECIATION RIGHTS HAVE BEEN AWARDED BY THE COMPANY.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(3) REPRESENTS PREMIUMS PAID BY THE COMPANY WITH RESPECT TO SPLIT-DOLLAR LIFE INSURANCE OBTAINED FOR THE BENEFIT OF THE NAMED EXECUTIVE OFFICERS.
(4) REPRESENTS OPTIONS ISSUED IN CONSIDERATION FOR TERMINATING THE ESCROW SHARE AGREEMENT. SEE "ESCROW SHARES" BELOW.
(5) REPRESENTS A BONUS OF $66,435 CALCULATED AND PAID IN ACCORDANCE WITH THE TERMS OF MR. SOLOMON'S EMPLOYMENT AGREEMENT AND A DISCRETIONARY BONUS OF $33,565 AWARDED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS.
(6) REPRESENTS COMMISSIONS PAYABLE UNDER MR. PAGE'S EMPLOYMENT AGREEMENT EQUAL TO 30% OF THE REVENUES GENERATED BY HIS RECRUITMENT AND PLACEMENT ACTIVITIES AS A RECRUITMENT AND PLACEMENT COUNSELOR.

         The following table sets forth certain information regarding unexercised stock options held by the named executive officers as of September 30, 1998. no stock options were granted to or exercised by such officers during the fiscal year ended September 30, 1998.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                     NUMBER OF SECURITIES UNDERLYING
                                         UNEXERCISED OPTIONS AT                VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                                          SEPTEMBER 30, 1998(#)                         AT SEPTEMBER 30, 1998($)
             NAME                       EXERCISABLE/UNEXERCISABLE                    EXERCISABLE/UNEXERCISABLE (1)
             ----                       -------------------------                    -----------------------------
Herbert Solomon...............               283,332/66,668                                 $127,646/$2,886
Lloyd Solomon.................               283,332/66,668                                 $127,646/$2,886
Scott Page....................               283,332/66,668                                 $127,646/$2,886
Eric M. Davis.................                33,333/46,665                                  $9,375/$28,125

--------------------
(1) Based on the market value, as reported on the Nasdaq Small Cap Market, of $2.19 per share of Common Stock at September 30, 1998 and exercise prices ranging from $1.25 to $2.50 per share.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of Herbert Solomon, Lloyd Solomon and Scott Page, dated June 14, 1993 and amended June 8, 1995 in the case of Lloyd Solomon and Scott Page, pursuant to which Herbert Solomon agreed to serve as Chairman of the Board of the Company, Lloyd Solomon agreed to serve as Vice Chairman of the Board and Chief Executive Officer of the Company and Scott Page agreed to serve as President of the Company. Pursuant to his employment agreement, Herbert Solomon receives a base salary of $225,000 (increased from $200,000 effective October 1, 1995), which amount is to be annually reviewed and may be increased by the Board of Directors and, in addition, payments equal to 20% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor. Pursuant to his employment agreement, Lloyd Solomon receives a base salary of $350,000, which amount is to be annually reviewed and may be increased by the Board of Directors, and, in addition, incentive compensation for each fiscal year during the term of his employment equal to that percentage of the Company's pre-tax operating income as equals the percentage of the Company's revenue represented by the Company's pre-tax operating income. By way of example, in a particular year, should the Company's pre-tax operating income equal 5% of the Company's revenue, Lloyd Solomon would be entitled to receive as incentive compensation an amount equal to 5% of the Company's pre-tax operating income. Additionally, in fiscal 1998, the Compensation Committee of the Board of Directors of the Company awarded Lloyd Solomon a total bonus of $100,000, for his efforts in increasing the Company's revenues. Pursuant to his employment agreement, Scott Page receives a base salary of $200,000, which amount is to be annually reviewed and may be increased by the Board of Directors and, in addition, payments equal to 30% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor.

         Each employment agreement provided for an initial term which ended June 13, 1998, and which was, and currently is expected to be, extended automatically from year-to-year unless terminated by either party. Each employment agreement provides that if the employee is terminated other than for "cause" (as defined therein), he is to continue to receive the compensation provided for under his employment agreement, and that if he becomes disabled (as defined therein), the Company may elect to place him on disability status, in which event he would be paid one-half of the compensation provided for under his employment agreement. Each of these employment agreements provides for liquidated damages equal to 2.99 times the "base amount" (as such term is defined in Section 280G(b)(2)(A) of the Internal Revenue Code of 1986, as amended, (the "Code")) of the employee's compensation during the most recent fiscal year in the event of a change in control of the Company, which is defined therein to mean (a) a change in control as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (b) a person (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act) other than a current director or officer of the Company becoming the beneficial owner, directly or indirectly, of 20% of the voting power of the Company's outstanding securities or (c) the members of the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors at any time during such two-year period unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period. Each employment agreement prohibits the employee from competing with the Company's business during the term thereof and for a period of one year thereafter.

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

1993 LONG-TERM INCENTIVE PLAN

         On August 6, 1993, the Company adopted the 1993 Incentive Plan in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The 1993 Incentive Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Code, "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

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

         As of December 31, 1998, there were options outstanding under the 1993 Incentive Plan with respect to an aggregate of 1,447,084 shares of Common Stock. Of these, Herbert Solomon, Lloyd Solomon and Scott Page held five-year options with respect to 150,000 shares of Common Stock each, at an exercise price of $1.375 per share, all of which were then exercisable. Other employees held options for periods of 10 years with respect to an aggregate of 927,084 shares, at exercise prices ranging from $.625 to $3.69 per share. Of such options, Eric
M. Davis held options to purchase 30,000 shares exercisable at $2.50 per share and options to purchase 40,000 shares exercisable at $1.25 per share. Each of these options may be exercised as to one-third of the shares covered thereby commencing on the third anniversary of the date of the grant, as to a further one-third of such shares commencing on the fourth anniversary thereof, and as to the remaining shares covered thereby commencing on the fifth anniversary thereof.

1996 STOCK OPTION PLAN

         On September 17, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") in order to provide additional incentive to the officers, directors and employees of the Company who are primarily responsible for the management and growth of the Company, and to consultants and advisors to the Company who otherwise materially contribute to the conduct and direction of its business, and to retain and attract to the Company's employ persons of competence. The 1996 Plan provides for grants of both "incentive stock options" and "nonqualified stock options," and is meant to meet the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Section 162(m) of the Code.

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

         As of the date hereof, pursuant to the 1996 Plan, options to purchase 132,156 shares of Common Stock at an exercise price of $2.27 per share and options to purchase 67,844 shares of Common Stock at an exercise price of $2.06 per share have been granted to each of Herbert Solomon, Lloyd Solomon and Scott Page, and options to purchase 10,000 shares of Common Stock at an exercise price of $2.375 have been granted to Eric Davis. As of the date hereof, other employees of the Company held options to purchase 74,500 shares pursuant to the 1996 Plan, at exercise prices ranging from $2.00 per share to $2.37 per share.

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

1995 DIRECTORS' STOCK OPTION PLAN

         On August 17, 1995, the Company adopted the 1995 Directors' Stock Option Plan (the "Directors' Plan"), in which each director who is not an officer or employee of the Company (each an "Eligible Director") is eligible to participate. The purpose of the Directors' Plan is to secure for the Company and its stockholders the benefits arising from stock ownership by its Eligible Directors by providing a means whereby such Directors may purchase shares of Common Stock pursuant to options granted in accordance with the Directors' Plan. The Directors' Plan provides that each Eligible Director is to receive the grant of an option to purchase 10,000 shares of Common Stock on the date such Eligible Director is first elected as a member of the Board of Directors. To the extent that shares of Common Stock remain available for the grant of options under the Directors' Plan, on January 1st of each year commencing January 1, 1996, each Eligible Director is to be granted an option to purchase 3,000 shares of Common Stock. Unless terminated earlier by the Board of Directors, the Directors' Plan will terminate on June 7, 2005.

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

         As of the date hereof, options to purchase 20,000, 6,000, 6,000, 6,000 and 6,000 shares of Common Stock at exercise prices of $2.00, $0.5625, $1.875, $3.688 and $1.563 per share, respectively, have been granted pursuant to the Director's Plan, and are held in equal proportions by the Eligible Directors, Edward Ehrenberg and Joel A. Klarreich.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning ownership of the Company's Common Stock as of January 20, 1999 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer named in the summary compensation table and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each person or entity listed below is the Company's principal executive offices.


      Name and Address                           Shares              Percentage
of Beneficial Owner (1)                   Beneficially Owned(2)        of Class
-----------------------                   ------------------         ----------
Herbert Solomon........................        790,932(3)              16.0%
Lloyd Solomon..........................      1,068,332(3)              21.6%
Scott Page.............................        885,232(3)              17.9%
Eric M. Davis..........................        156,667(4)              3.3%
Edward Ehrenberg(5)....................         17,500(6)               (7)
Joel A. Klarreich(8)...................         17,500(6)               (7)
All Directors and Executive Officers                                  52.6%
 as a Group (6 persons)................      2,936,163(9)


--------------------------
(1) All of such persons have sole investment and voting power over the shares listed as being beneficially owned by them.
(2) All persons identified below as holding options are deemed to be beneficial owners of shares of Common Stock subject to such options by reason of their right to acquire such shares within 60 days after January 20, 1999.
(3)   Includes  283,332  shares subject to options.
(4)   Includes  46,667 shares subject  to  options.
(5)   Mr. Ehrenberg's address is 76 Sayre Drive, Princeton, New Jersey 08540.
(6)   Represents  17,500  shares  subject to options.
(7)   Less than 1%.
(8) Mr. Klarreich's address is c/o Newman Tannenbaum Halpern Syracuse & Hirschtritt LLP, 900 Third Avenue, New York, New York 10022.
(9)   Includes 931,663 shares subject to options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not Applicable.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SOLOMON-PAGE GROUP LTD.


Dated:   January 26, 1999                   By: /s/ Lloyd Solomon
                                                --------------------------------
                                                  Lloyd Solomon
                                                  Vice Chairman and
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                     TITLE                          DATE
       ---------                     -----                          ----


/s/ Herbert Solomon      Chairman of the Board and Director    January 26, 1999
---------------------
Herbert Solomon


/s/ Lloyd Solomon        Vice Chairman of the Board, Chief     January 26, 1999
---------------------    Executive Officer and Director
Lloyd Solomon            (Principal Executive Officer)

/s/ Scott Page
---------------------    President and Director                January 26, 1999
Scott Page

/s/ Eric M. Davis
---------------------    Vice President - Finance, Chief       January 26, 1999
Eric M. Davis            Financial Officer and Director
                         (Principal Financial and Accounting
                         Officer)

*/s/ Edward Ehrenberg    Director
--------------------
Edward Ehrenberg                                               January 26, 1999


*/s/ Joel A. Klarreich   Director                              January 26, 1999
----------------------
Joel A. Klarreich


         */s/ Eric M. Davis
         -------------------------
          By:  Eric M. Davis
          Attorney-in-Fact