Form 10-Q
period 1998-12-31
SOLOMON PAGE GROUP LTD
filed 1999-02-12
CIK 926259

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         COMMISSION FILE NUMBER 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    51-0353012
                --------                                    ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)

1140 AVENUE OF THE AMERICAS, NEW YORK, NY                       10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 403-6100

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No/ /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At February 11, 1999, there were outstanding 4,652,282 shares of the Registrant's Common Stock, $.001 par value.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------



FORM 10-Q
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1:             Financial Statements                            PAGE NUMBER


Consolidated Balance Sheets as of December 31, 1998
 [Unaudited] and September 30, 1998                                       1
Consolidated Statements of Operations for the three months
ended December 31, 1998 and 1997 [Unaudited]                              3
Consolidated Statements of Cash Flows for the three months
ended December 31, 1998 and 1997 [Unaudited]                              4
Notes to Consolidated Financial Statements [Unaudited]                    6


ITEM 2:             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         7

ITEM 3:             Quantitative and Qualitative Disclosures About
                    Market Risk.              Inapplicable

                           PART II: OTHER INFORMATION

ITEM 6:             Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                               12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                         DECEMBER 31,               SEPTEMBER 30,
                                                             1998                       1998
                                                     ------------------           ----------------
                                                          (UNAUDITED)
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                               $188                         $935
  Investments                                              757                          603
  Accounts receivable, net                               9,807                       10,161
  Other current assets                                     200                          246
                                                    -----------               -------------

 TOTAL CURRENT ASSETS                                   10,952                       11,945
                                                    -----------               -------------

 Property and equipment                                  3,641                        3,228
 Less: accumulated depreciation                          1,250                        1,113
                                                    -----------               -------------
 PROPERTY AND EQUIPMENT                                  2,391                        2,115
                                                    -----------               -------------

OTHER ASSETS:
  Investments                                              600                        1,112
  Intangible assets, net of accumulated
    amortization of $224 and $195 respectively             990                        1,019
  Deferred tax asset                                       225                          177
  Due from related parties                                 136                          136
  Security deposits                                        120                          128
  Restricted investment                                     34                           34
  Other assets                                              89                           69
                                                    -----------               -------------

 TOTAL OTHER ASSETS                                      2,194                        2,675
                                                    -----------                -------------

 TOTAL ASSETS                                          $15,537                      $16,735
                                                    ===========                =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                DECEMBER 31,               SEPTEMBER 30,
                                                                                    1998                       1998
                                                                            ---------------          --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                            (UNAUDITED)
CURRENT LIABILITIES:
  Accrued payroll and commissions                                                   $2,418                 $ 3,498
  Accounts payable and accrued expenses                                                860                     968
  Income taxes payable                                                                 386                     298
  Line of credit                                                                     3,839                   3,100
  Deferred revenue                                                                     100                     131
  Other Current Liabilities                                                            233                     156
                                                                            ---------------      -----------------

  TOTAL CURRENT LIABILITIES                                                          7,836                   8,151
                                                                            ---------------      -----------------

LONG-TERM LIABILITY:
  Deferred credit                                                                      568                     545
                                                                            ---------------      -----------------

COMMITMENTS AND CONTINGENCIES                                                           --                     --

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value;  2,000,000
    shares authorized, none issued or outstanding                                       --                     --

  Common stock - $.001 par value; 20,000,000 shares
    authorized, 5,162,282 shares issued and 4,652,282
    and 5,121,282 shares outstanding at December 31, 1998
    and September 30, 1998, respectively                                                 5                       5

  Additional paid-in capital                                                         7,426                   7,426

  Accumulated other comprehensive income                                                11                      11

  Treasury stock at cost; 500,000 and 41,000 common shares
   at December 31, 1998 and September 30, 1998, respectively                        (1,151)                    (80)

  Retained Earnings                                                                    842                     677
                                                                            ---------------      -----------------

  TOTAL STOCKHOLDERS' EQUITY                                                         7,133                   8,039
                                                                            ---------------      -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 15,537                $ 16,735
                                                                            ===============      =================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE SOLOMON-PAGE GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER
                                 SHARE AMOUNTS)


                                                                THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                       1998                         1997
                                                       ----                         ----

REVENUE                                               $11,516                     $10,213
                                                   -----------                  ----------

OPERATING EXPENSES:
   Selling Expenses                                     9,307                       7,768
   General and Administrative                           1,702                       1,601
   Depreciation and Amortization                          165                         115
                                                   -----------                  ----------

  TOTAL OPERATING EXPENSES                             11,174                       9,484
                                                   -----------                  ----------

 INCOME FROM OPERATIONS                                   342                         729
                                                   -----------                  ----------

OTHER INCOME [EXPENSES]
  Interest and Dividend Income                             26                          28
  Interest Expense                                        (76)                        (17)
  Realized Gain on Investments                         -                                1
                                                   -----------                  ----------

  TOTAL OTHER INCOME [EXPENSES]                           (50)                         12
                                                   -----------                  ----------

INCOME BEFORE INCOME TAX EXPENSE                          292                         741

INCOME TAX EXPENSE                                        127                         334
                                                   -----------                  ----------

  NET INCOME                                             $165                        $407
                                                   ===========                  ==========

BASIC EARNINGS PER COMMON SHARE                         $0.03                       $0.08
                                                   ===========                  ==========
DILUTED EARNINGS PER COMMON SHARE                       $0.03                       $0.07
                                                   ===========                  ==========
BASIC WEIGHTED AVERAGE SHARES                       4,864,015                   5,129,285
                                                   ===========                  ==========
DILUTED WEIGHTED AVERAGE SHARES                     5,205,545                   6,136,667
                                                   ===========                  ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENT.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                                DECEMBER 31,

                                                                      1998                       1997
                                                                      ----                       ----
OPERATING ACTIVITIES:
  Net income                                                             $165                       $407
                                                           -------------------       --------------------
  Adjustments to reconcile net income
    to net cash [used for] operating activities:
    Depreciation and amortization                                         165                        115
    Deferred credit                                                        23                         40
    Net realized gain on investments                                        0                         (1)
    Deferred taxes                                                        (48)                         0

  Change in assets and liabilities:
  [Increase] decrease in:
    Accounts receivable                                                   354                       (504)
    Other  assets                                                          26                        (57)
    Security deposits                                                       8                        (19)

  Increase [decrease] in:
    Accounts payable, accrued expenses, accrued payroll
      and commissions                                                  (1,188)                       342
    Income Tax Payable                                                     88                        (97)
    Deferred revenue                                                      (31)                         0
    Other  Liabilities                                                     77                       (226)
                                                           -------------------       --------------------

  Total Adjustments                                                     ($526)                     ($407)
                                                           -------------------       --------------------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                                         ($361)                        $0
                                                           -------------------       --------------------

INVESTING ACTIVITIES:
  Capital Expenditures                                                   (412)                      (253)
  Purchase of Investments                                                (199)                      (350)
  Proceeds from Sales of Investments                                      557                        749
   Cash Received from Related Parties                                       0                         15
                                                           -------------------       --------------------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                                          ($54)                      $161
                                                           -------------------       --------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)


                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,

                                                                        1998                           1997
                                                                        ----                           ----
NET CASH - OPERATING ACTIVITIES -
           FORWARDED                                                       ($361)                        $0
                                                                -----------------       --------------------

NET CASH - INVESTING ACTIVITIES -
           FORWARDED                                                        ($54)                      $161
                                                                -----------------       --------------------

FINANCING ACTIVITIES:
   Borrowings Under the Line of Credit                                       739                      1,400
   Purchase of Treasury Stock and Warrants                                (1,071)                    (1,018)
                                                                -----------------       --------------------
  NET CASH - FINANCING ACTIVITIES                                          ($332)                      $382
                                                                -----------------       --------------------

  NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                      (747)                       543

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                             935                        410
                                                                -----------------       --------------------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                                $188                       $953
                                                                =================       ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                                           $76                        $17
          Income Taxes                                                        67                        454


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include the accounts of The Solomon-Page Group Ltd. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 1998 included in The Solomon-Page Group Ltd. Form 10-KSB.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of October 1, 1998. SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components, however it has no material impact on the Company's net income or total stockholders' equity. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gains on available-for-sale investments.

RECLASSIFICATION - Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

             The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting and human resources areas and generated approximately 70% of the Company's revenue for the three months ended December 31, 1998. The executive search/full-time contingency recruitment division comprises nine lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated approximately 30% of the Company's revenue for the three months ended December 31, 1998.

            The following is a summary of the Company's consolidated financial and operating data (amounts in thousands, except for per share amounts).


                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                            1998                    1997
-----------------------------                            ----                    ----
Revenue                                                  $11,516                $10,213
Income from Operations                                       342                    729
Income Before Income Tax Expense                             292                    741
Income Tax Expense                                           127                    334
Net Income                                                   165                    407
Basic Earnings Per Common Share                            $0.03                  $0.08
Diluted Earnings Per Common Share                          $0.03                  $0.07


BALANCE SHEET DATA:                                      DECEMBER 31, 1998              SEPTEMBER 30, 1998
-------------------                                      -----------------              ------------------
Working Capital                                               $3,116                          $3,794
Total Assets                                                  15,537                          16,735
Total Liabilities                                              8,404                           8,696
Stockholders' Equity                                           7,133                           8,039

RESULTS OF OPERATIONS

            The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

            Revenue increased to approximately $11.5 million for the three months ended December 31, 1998 from approximately $10.2 million for the three months ended December 31, 1997, an increase of approximately $1.3 million or 13%. Revenues from the Company's temporary staffing and consulting division were approximately $8.1 million for the three months ended December 31, 1998 compared to approximately $5.9 million for the same period in 1997, an increase of approximately $2.2 million or 37%. Revenues from the Company's executive search and full time contingency recruitment division were approximately $3.4 million for the three months ended December 31, 1998 compared to approximately $4.3 million for the same period in 1997, a decrease of approximately $900,000 or 21%.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]


            The increase in revenues for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 was primarily due to the expansion of the Company's temporary staffing/consulting division within the areas of accounting, human resource and information technology. The Company's executive search and full time contingency recruitment division experienced a decrease in revenues for the three months ended December 31, 1998 compared to the same period in 1997. The decreases were attributable to global events impacting the financial services industry, which subsequently had an impact on providers of services to the financial community. In addition, mergers and consolidations within a variety of industries have contributed to the decrease in revenues within the executive search and full time contingency recruitment business.

            Selling expenses for the three months ended December 31, 1998 totaled approximately $9.3 million (81% of revenues) compared with approximately $7.8 million (76% of revenues) for the three months ended December 31, 1997. The increase in selling expenses as a percentage of revenue is primarily due to fixed costs associated with the operation of the executive search/full-time contingency recruitment division offset by a decrease in revenue. This increase is also attributable to payroll, commissions and benefits associated with the hiring of revenue-generating personnel within the executive search/full-time contingency recruitment division. Selling expenses consist primarily of temporary staffing/consulting compensation, salaries and commissions of revenue generating personnel, employee benefits, telephone and advertising.

            General and Administrative expenses increased to approximately $1.7 million (15% of revenues) for the three months ended December 31, 1998 compared to approximately $1.6 million (16% of revenues), for the same period in 1997. The improvements as a percentage of revenues relate to economies of scale gained from a larger revenue base. In addition, the increase in general and administrative expenses is primarily a result of additional infrastructure costs related to business expansion, including additional office space and the hiring of additional support personnel within corporate accounting, information systems and administration.

            Depreciation and Amortization expense increased to approximately $165,000 for the three months ended December 31, 1998 compared to approximately $115,000 for same period in 1997. The increase is due to increased capital expenditures incurred during fiscal 1998. The amortization of intangible assets also contributed to this increase.

            Other Income and (Expenses) for the three months ended December 31, 1998 totaled approximately $50,000 of expense compared to approximately $12,000 of income for the same period in 1997. The increase in other expenses was due primarily to interest expense of approximately $76,000, charged for borrowings under the Company's line of credit.

            Income from operations was approximately $292,000 for the three months ended December 31, 1998 compared to approximately $741,000 for the three months ended December 31, 1997 primarily due to the above mentioned factors.

            Income Tax Expense for the three months ended December 31, 1998 was approximately $127,000 (43% effective tax rate) compared with approximately $334,000 (45% effective tax rate) for the same period in 1997. The changes in the Company's effective tax rate reflect the impact of state and local taxes and other non-deductible items for income tax purposes.

            Net income was approximately $165,000 for the three months ended December 31, 1998 compared to approximately $407,000 for the three months ended December 31, 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]


LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 1998, the Company's sources of liquidity included approximately $945,000 in cash and cash equivalents and short-term investments. The Company's working capital was approximately $3.1 million at December 31, 1998 compared to approximately $3.8 million at September 30, 1998. The reduction in working capital resulted primarily from increased borrowings under the credit facility described below. The Company has available approximately $600,000 of long-term investments as a source of liquidity if required.

            In February 1998, the Company entered into a one-year $4,000,000 demand line of credit facility agreement with The Dime Savings Bank, which is collateralized by all of the Company's assets. The agreement provides for borrowings at 1% above the Dime Reference Rate (the Dime Reference Rate at December 31, 1998 was 8.50%) in amounts not exceeding 80% of eligible accounts receivable (as defined therein) and expires on February 28, 1999, on which date the outstanding principal amount is required to be repaid. At December 31, 1998, the Company had borrowed approximately $3.8 million under the credit facility. The Company is currently in negotiations with the Dime Savings Bank to increase the facility and modify its terms. If the Company is unable to extend such facility, the Company believes that an alternative facility can be obtained on substantially similar terms, although there can be no assurance in such regard.

            Cash flows used in operating activities were approximately  $361,000 for the three months ended December 31, 1998. The cash used was primary attributable to the decrease in accounts payable, accrued commissions and accrued expenses, offset by a decrease in accounts receivable. Cash flow used in financing activities for the three months ended December 31, 1998 was approximately $332,000, which was primarily due to $739,000 of borrowings under the line of credit offset by the $1,071,000 used for the repurchase of the Company's Common Stock.

            On  September  11,  1998,  the Company  announced  that its Board of
Directors had authorized the repurchase of up to 1,000,000 shares of common stock. Purchases are being made from time to time on the NASDAQ Small Cap market or otherwise at prevailing market prices and may be made in privately negotiated transactions. At February 11, 1999, an aggregate of 500,000 shares of common stock had been repurchased for an aggregate purchase price of approximately $1,135,000.

            The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve months.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]


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

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

            The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument are recognized as earnings in the period, while gains and losses from certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

            SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter, on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier applications of all the provisions of SFAS No. 133 are encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company will evaluate the new standard to determine whether it requires any new disclosures or accounting.

PART II: OTHER INFORMATION


ITEM 5.     OTHER INFORMATION
                 NONE

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


                                      THE SOLOMON-PAGE GROUP LTD.
                                      ---------------------------
                                            (Registrant)




        Date:  February 11, 1999      /S/ LLOYD B. SOLOMON
                                      ----------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




        Date: February 11, 1999       /S/ ERIC M. DAVIS
                                      -----------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance