Form 10-Q/A
period 1998-12-31
SOLOMON PAGE GROUP LTD
filed 1999-03-29
CIK 926259

FORM 10-Q/A

                                (Amendment No. 1)

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



FORM 10-Q/A
AMENDMENT NO. 1 TO THE QUARTERLY REPORT
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------

ITEM 2:             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         1


SIGNATURES                                                                6

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]


YEAR 2000 COMPUTER SOFTWARE COMPLIANCE

            Many computer systems in use today were designed and developed using two digits, rather than four, to specify years, and as a result, such systems will recognize the year 2000 as 1900. This is commonly referred to as the "Year 2000 Issue". This could cause many computer applications to fail or to create erroneous results unless corrective measures are taken. The Company utilizes software and related information technology systems in the course of its operations that are essential to its business. The Company has reviewed its current software and information technology systems for compliance with the potential hazards of the Year 2000 Issue and presently believes the vast majority of its software and information technology systems are currently, Year 2000 compliant or will be so by mid-1999. The Company does not expect any material adverse impact on its financial position or results of operations to arise from Year 2000 failures of its software and information technology systems.

            Ultimately, the potential impact of the Year 2000 Issue will depend not only on the Company's internal Year 2000 compliance, but also on the way in which the Year 2000 Issue is addressed by the Company's customers, vendors, banking institutions and service utilities. The Company is currently in the process of determining the extent to which it may be vulnerable to any Year 2000 failures by external parties with which the Company conducts business. The Company plans to request written confirmations from external parties indicating whether their systems are Year 2000 compliant by mid-1999. Once the Company receives responses from external parties as to their Year 2000 compliance, the Company plans to develop contingency plans as it deems necessary based on such responses. The efforts of third parties are not within the Company's control, however, and the failure of such third parties to remedy Year 2000 Issues successfully could result in business disruption, loss of revenue and increased operating costs. Thus, the Company is unable at this time to determine the extent of any adverse impact on the Company of the failure of any external parties to be Year 2000 compliant. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact such events may have on the Company's future results of operations and financial condition.

            The Company has not incurred any material costs and does not anticipate any material future costs relating to its software and information technology systems due to the Year 2000 Issue. The Company cannot estimate at this time whether it will incur any material costs due to the failure of any of its service providers or clients to be Year 2000 compliant.

            The foregoing discussion regarding Year 2000 contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, (i) the Company's ability to obtain alternative sources of financing or cash should the operations of its current sources of financing and cash be disrupted due to Year 2000 complications, (ii) the Company's ability to respond to a potential loss of revenue of a major client due to Year 2000 complications, and (iii) the Company's ability to respond to any unforeseen Year 2000 complications. Such material differences could result in business disruption, operational problems and financial loss.

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


                                      THE SOLOMON-PAGE GROUP LTD.
                                      ---------------------------
                                            (Registrant)




        Date:  March 29, 1999         /S/ Lloyd B. Solomon
                                      ----------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




        Date:  March 29, 1999         /S/ Eric M. Davis
                                      -----------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance