Form 10-Q
period 1999-03-31
SOLOMON PAGE GROUP LTD
filed 1999-05-07
CIK 926259

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 3, 1999, there were outstanding 4,478,982 shares of the Registrant's Common Stock, $.001 par value.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------

FORM 10-Q
QUARTERLY REPORT
FOR THE SIX MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                          PART I: FINANCIAL INFORMATION

ITEM 1:      Financial Statements                                   PAGE NUMBER


Consolidated Balance Sheets as of March 31, 1999 [Unaudited]
and September 30, 1998                                                  1
Consolidated Statements of Operations for the three and six
months ended March 31, 1999 and 1998 [Unaudited]                        3
Consolidated Statements of Cash Flows for the six months
ended March 31, 1999 and 1998 [Unaudited]                               4
Notes to Consolidated Financial Statements [Unaudited]                  6


ITEM 2:      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              7

ITEM 3:      Quantitative and Qualitative Disclosures About
             Market Risk.       Inapplicable

                           PART II: OTHER INFORMATION

ITEM 4:      Submission of Matters to a Vote of Security Holders       12

ITEM 6:      Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                             13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                         MARCH 31,                SEPTEMBER 30,
                                                           1999                       1998
                                                      --------------------  --------------------
                                                        (UNAUDITED)
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                $   533                $   935
  Investments                                                  754                    603
  Accounts receivable, net                                  10,469                 10,161
  Other current assets                                         352                    246
                                                           -------                -------

 TOTAL CURRENT ASSETS                                       12,108                 11,945
                                                           -------                -------

 Property and equipment                                      3,749                  3,228
 Less: accumulated depreciation                              1,393                  1,113
                                                           -------                -------
 PROPERTY AND EQUIPMENT                                      2,356                  2,115
                                                           -------                -------

OTHER ASSETS:
  Investments                                                  792                  1,112
  Intangible assets, net of accumulated
    amortization of $252 and $195 respectively                 962                  1,019
  Deferred tax asset                                           242                    177
  Due from related parties                                     136                    136
  Security deposits                                            107                    128
  Restricted investment                                         34                     34
  Other assets                                                 104                     69
                                                           -------                -------

 TOTAL OTHER ASSETS                                          2,377                  2,675
                                                           -------                -------

 TOTAL ASSETS                                              $16,841                $16,735
                                                           =======                =======


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                                    MARCH 31,          SEPTEMBER 30,
                                                                                                      1999                  1998
                                                                                             --------------------   ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                                              (UNAUDITED)
CURRENT LIABILITIES:
  Accrued payroll and commissions                                                                    $     3,164        $     3,498
  Accounts payable and accrued expenses                                                                    1,001                968
  Income taxes payable                                                                                       699                298
  Term loan payable                                                                                          500               --
  Line of credit                                                                                           1,839              3,100
  Deferred revenue                                                                                           466                131
  Other Current Liabilities                                                                                  247                156
                                                                                                     -----------        -----------

  TOTAL CURRENT LIABILITIES                                                                                7,916              8,151

  Term loan payable, net of current portion                                                                1,000               --
  Deferred credit                                                                                            592                545
                                                                                                     -----------        -----------

  TOTAL  LIABILITIES                                                                                       9,508              8,696
                                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                                               --                 --

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 2,000,000
    shares authorized, none issued or outstanding                                                           --                 --

  Common stock - $.001 par value; 20,000,000 shares
    authorized, 5,162,282 shares issued and 4,541,082
    and 5,121,282 shares outstanding at March 31, 1999
    and September 30, 1998, respectively                                                                       5                  5

  Additional paid-in capital                                                                               7,426              7,426

  Accumulated other comprehensive income                                                                       1                 11

  Treasury stock at cost; 621,200 and 41,000 common shares
   at March 31, 1999 and September 30, 1998, respectively                                                 (1,312)               (80)

  Retained Earnings                                                                                        1,213                677
                                                                                                     -----------        -----------

  TOTAL STOCKHOLDERS' EQUITY                                                                               7,333              8,039
                                                                                                     -----------        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $    16,841        $    16,735
                                                                                                     ===========        ===========



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE SOLOMON-PAGE GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER
                                 SHARE AMOUNTS)

                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    MARCH 31,                              MARCH 31,

                                            1999                1998               1999               1998
                                            ----                ----               ----               ----

REVENUE                                    $12,779             $11,278             $24,295            $ 21,491
                                       -----------         -----------         -----------        ------------

OPERATING EXPENSES:
   Selling Expenses                         10,164               8,986              19,561              16,725
   General and Administrative                1,710               1,717               3,322               3,348
   Depreciation and Amortization               172                 129                 337                 244
                                       -----------         -----------         -----------         -----------

  TOTAL OPERATING EXPENSES                  12,046              10,832              23,220              20,317
                                       -----------         -----------         -----------         -----------

 INCOME FROM OPERATIONS                        733                 446               1,075               1,174
                                       -----------         -----------         -----------         -----------

OTHER INCOME [EXPENSES]
  Interest and Dividend Income                  21                  37                  47                  64
  Interest Expense                             (87)                (48)               (163)                (64)
  Realized Gain on Investments                  (7)                 (1)                 (7)                  1
                                       -----------         -----------         -----------         -----------

  TOTAL OTHER INCOME [EXPENSES]                (73)                (12)               (123)                  1
                                       -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAX EXPENSE               660                 434                 952               1,175

INCOME TAX EXPENSE                             288                 198                 415                 533
                                       -----------         -----------         -----------         -----------

  NET INCOME                           $       372         $       236         $       537         $       642
                                       ===========         ===========         ===========         ===========

BASIC EARNINGS PER COMMON SHARE        $      0.08         $      0.05         $      0.11         $      0.13
                                       ===========         ===========         ===========         ===========
DILUTED EARNINGS PER COMMON SHARE      $      0.08         $      0.04         $      0.11         $      0.11
                                       ===========         ===========         ===========         ===========
BASIC WEIGHTED AVERAGE SHARES            4,607,036           5,129,285           4,750,289           5,129,285
                                       ===========         ===========         ===========         ===========
DILUTED WEIGHTED AVERAGE SHARES          4,893,878           5,969,147           4,993,393           6,052,669
                                       ===========         ===========         ===========         ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              MARCH 31,

                                                                                     1999                      1998
                                                                                     ----                      ----

OPERATING ACTIVITIES:
  Net income                                                                         $ 537                      $ 642
                                                                                -----------       --------------------
  Adjustments to reconcile net income
   to net cash provided by [used for] operating activities:
    Depreciation and amortization                                                      337                        244
    Deferred credit                                                                     47                         80
    Provision for losses on accounts receivable                                          -                         31
    Net realized loss/(gain) on investments                                              9                         (1)
    Deferred taxes                                                                     (65)                         -

  Change in assets and liabilities:
  [Increase] decrease in:
    Accounts receivable                                                               (308)                    (1,817)
    Other  assets                                                                     (141)                      (369)
    Security deposits                                                                   21                          4

  Increase [decrease] in:
    Accounts payable, accrued expenses, accrued payroll
      and commissions                                                                 (302)                       444
    Income tax payable                                                                 401                        (60)
    Deferred revenue                                                                   335                          -
    Other  liabilities                                                                  91                       (305)
                                                                                -----------       --------------------

  Total Adjustments                                                                  $ 425                   $ (1,749)
                                                                                -----------       --------------------

NET CASH - OPERATING ACTIVITIES-
        FORWARD                                                                      $ 962                   $ (1,107)
                                                                                -----------       --------------------

INVESTING ACTIVITIES:
  Capital Expenditures                                                                (521)                      (552)
  Purchase of Investments                                                             (399)                      (450)
  Proceeds from Sales of Investments                                                   549                        949
   Received from Related Parties                                                         -                         15
                                                                                -----------       --------------------

NET CASH - INVESTING ACTIVITIES -
        FORWARD                                                                     $ (371)                     $ (38)
                                                                                -----------       --------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                               MARCH 31,

                                                                                      1999                   1998
                                                                                      ----                   ----
NET CASH - OPERATING ACTIVITIES -
           FORWARDED                                                                 $ 962                   $ (1,107)
                                                                                -----------               ------------

NET CASH - INVESTING ACTIVITIES -
           FORWARDED                                                                $ (371)                     $ (38)
                                                                                -----------               ------------

FINANCING ACTIVITIES:
   Borrowings Under the Line of Credit                                                 239                      2,400
  Purchase of Treasury Stock and Warrants                                           (1,232)                    (1,054)
                                                                                -----------               ------------
  NET CASH - FINANCING ACTIVITIES                                                   $ (993)                   $ 1,346
                                                                                -----------               ------------

  NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                                (402)                       201

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                       935                        410
                                                                                -----------               ------------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                                         $ 533                      $ 611
                                                                                ===========               ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the periods for:
          Interest                                                                   $ 163                       $ 64
          Income Taxes                                                                  80                        616


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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW
             The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting, human resources and legal areas and generated 65% of the Company's revenue for the six months ended March 31, 1999. The executive search/full-time contingency recruitment division comprises nine lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated 35% of the Company's revenue for the six months ended March 31, 1999.

            The following is a summary of the Company's consolidated financial and operating data (amounts in thousands, except for per share amounts).


                                                    THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          MARCH 31,                                   MARCH 31,
STATEMENT OF OPERATIONS DATA:                   1999                  1998                  1999                   1998
-----------------------------                   ----                  ----                  ----                   ----
Revenue                                       $12,779                $11,278             $24,295                $21,491
Income from Operations                            733                    446               1,075                  1,174
Income Before Income Tax Expense                  660                    434                 952                  1,175
Income Tax Expense                                288                    198                 415                    533
Net Income                                        372                    236                 537                    642
Basic Earnings Per Common Share                 $0.08                  $0.05               $0.11                  $0.13
Diluted Earnings Per Common Share               $0.08                  $0.04               $0.11                  $0.11


BALANCE SHEET DATA:                        MARCH 31, 1999                            SEPTEMBER 30, 1998
-------------------                        --------------                            ------------------
Working Capital                                $ 4,192                                     $3,794
Total Assets                                    16,841                                     16,735
Total Liabilities                                9,508                                      8,696
Stockholders' Equity                             7,333                                      8,039

RESULTS OF OPERATIONS

            The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

            Revenue increased to $12.8 million for the three months ended March 31, 1999 from $11.3 million for the three months ended March 31, 1998, an increase of $1.5 million or 13%. Revenues from the Company's temporary staffing and consulting division were $7.8 million for the three months ended March 31, 1999 compared to $6.5 million for the same period in 1998, an increase of $1.3 million or 20%. Revenues from the Company's executive search and full time contingency recruitment division were $5 million for the three months ended March 31, 1999 compared to $4.7 million for the same period in 1998, an increase of $300,000 or 6%.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]

            Revenue increased to $24.3 million for the six months ended March 31, 1999 from $21.5 million for the six months ended March 31, 1998, an increase of $2.8 million or 13%. Revenues from the Company's temporary staffing and consulting division were $15.9 million for the six months ended March 31, 1999 compared to $12.5 million for the same period in 1998, an increase of $3.4 million or 27%. Revenues from the Company's executive search and full time contingency recruitment division were $8.4 million for the six months ended March 31, 1999 compared to $9 million for the same period in 1998, a decrease of $600,000 or 7%.

            The increase in revenues for the three and six months ended March 31, 1999 compared to the three and six months ended March 31, 1998 was primarily due to the expansion of the Company's temporary staffing/consulting division within the areas of accounting, human resource, legal and information technology. The Company's executive search and full time contingency recruitment division experienced an increase in revenues for the three months ended March 31, 1999 and a decrease in revenues for the six months ended March 31, 1999 compared to the same periods in 1998. The increase in the most recent three month period resulted from an increase in demand for services, which generated higher revenues. The decrease in revenue for the six months ended March 31, 1999 was attributable to global events during mid 1998 that impacted the financial services industry, which subsequently had an impact on providers of services to the financial community. In addition, mergers and consolidations within a variety of industries affecting the Company's clients have contributed to the decrease in revenues within the executive search and full time contingency recruitment business.

            Selling expenses for the three months ended March 31, 1999 totaled $10.2 million (80% of revenues) compared with $9 million (80% of revenues) for the three months ended March 31, 1998. Selling expenses for the six months ended March 31, 1999 totaled $19.6 million (81% of revenues) compared with $16.7 million (78% of revenues) for the six months ended March 31, 1998. The increase in selling expenses as a percentage of revenue for the six months ended March 31, 1999 is primarily attributable to payroll, commissions and benefits associated with the hiring of revenue-generating personnel within the executive search/full-time contingency recruitment division offset by a decrease in revenue. Selling expenses consist primarily of temporary staffing/consulting compensation, salaries and commissions of revenue generating personnel, employee benefits, telephone and advertising.

            General and Administrative expenses were $1.7 million (13% of revenues) and $3.3 million (14% of revenues) for the three and six months ended March 31, 1999 respectively, compared to $1.7 million (15% of revenues) and $3.3 million (16% of revenues), for the same period in 1998. For the three and six months ended March 31, 1999 compared to the same periods in 1998, general and administrative expenses have remained constant, but have decreased as a percentage of revenue primarily as a result of increased revenue.

            Depreciation and Amortization expense for the three and six months ended March 31, 1999 totaled $172,000 and $337,000 respectively, compared to $129,000 and $244,000 for same periods in 1998. The increase is due to increased capital expenditures incurred during fiscal 1998. The amortization of intangible assets also contributed to this increase.

            Due to the above mentioned factors, income from operations was $733,000 and $1,075,000 for the three and six months ended March 31, 1999 respectively, compared to $446,000 and $1,175,000 for the three and six months ended March 31, 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]

            Other Income and (Expenses) for the three and six months ended March 31, 1999 totaled $73,000 and $123,000 of expense respectively, compared to $12,000 of expense and $1,000 of income for the same periods in 1998. The increases in other expenses primarily were due to interest expense charged for borrowings under the Company's line of credit.

            Income Tax Expense for the three and six months ended March 31, 1999 was $288,000 (44% effective tax rate) and $415,000 (44% effective tax rate) respectively, compared with $198,000 (45% effective tax rate) and $533,000 (45% effective tax rate) for the same periods in 1998. The changes in the Company's effective tax rate reflect the impact of state and local taxes and other non-deductible items for income tax purposes.

            Net income was $372,000 and $537,000 for the three and six months ended March 31, 1999 respectively, compared to $236,000 and $642,000 for the three and six months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities for the six months ended March 31, 1999 was $962,000, compared to net cash used in operations of $1,100,000 for the same period in 1998. The improvement in net cash from operations was primary attributable to the decrease in accounts payable, accrued commissions and accrued expenses, offset by a decrease in accounts receivable.

           Net cash used in investing activities was $371,000 for the six months ended March 31, 1999 compared to $38,000 for the same period in 1998. The increase in net cash used was primarily a result of capital expenditures offset by $950,000 of proceeds from the sale of investments in 1998 compared to $550,000 in 1999.

            Net cash used in financing activities for the six months ended March 31, 1999 was $993,000, which was primarily due to $239,000 of borrowings under the line of credit offset by the $1,232,000 used for the repurchase of the Company's Common Stock.

            As of March 31, 1999, the Company's sources of liquidity included $1,287,000 in cash and cash equivalents and short-term investments. The Company's working capital was $4.3 million at March 31, 1999 compared to $3.8 million at September 30, 1998. The increase in working capital was primarily due to the restructuring of a portion of the Company's credit facility to a term loan, which is described below. Also, the Company has available $792,000 of long-term investments as a source of liquidity if required.

            In February 1999, the Company entered into a $6,500,000 credit facility agreement with The Dime Savings Bank. The facility agreement consists of a $5,000,000 working capital line of credit and a term loan of $1,500,000, which are collateralized by all of the Company's assets. Under the facility agreement the Company is required to meet certain covenants. Under the most restrictive covenants, the Company must maintain a minimum level of tangible net worth of $700,000 and minimum working capital of $500,000 The agreement provides for borrowings under the working capital line of credit at 1% above the Dime Reference Rate and expires on February 28, 2002. The term loan is required to be paid in 12 equal quarterly installments commencing May 31, 1999 and ending on February 28, 2002 and bears interest at 1.25% above the Dime Reference Rate. The Dime Reference Rate at March 31, 1999 was 8.50%. At March 31, 1999, borrowings under the working capital line of credit were $1.8 million, and $1.5 million was outstanding under the term loan.

            On  September  11,  1998,  the Company  announced  that its Board of
Directors had authorized the repurchase of up to 1,000,000 shares of common stock. Purchases are being made from time to time on the NASDAQ Small Cap market or otherwise at prevailing market prices and may be made in privately negotiated transactions. At May 3, 1999, an aggregate of 673,300 shares of common stock had been repurchased for an aggregate purchase price of $1,417,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]

            The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

            Many computer systems in use today were designed and developed using two digits, rather than four, to specify years, and as a result, such systems will recognize the year 2000 as 1900. This is commonly referred to as the "Year 2000 Issue". This could cause many computer applications to fail or to create erroneous results unless corrective measures are taken. The Company utilizes software and related information technology systems in the course of its operations that are essential to its business. The Company has reviewed its current software and information technology systems for compliance with the potential hazards of the Year 2000 Issue and presently believes the vast majority of its software and information technology systems are currently, or by mid 1999, will be Year 2000 compliant. The Company does not expect any material adverse impact on its financial position or results of operations to arise from Year 2000 failures of its software and information technology systems.

            Ultimately, the potential impact of the Year 2000 Issue will depend not only on the Company's internal Year 2000 compliance, but also on the way in which the Year 2000 is addressed by the Company's customers, vendors, banking institutions and service utilities. The Company is currently in the process of determining the extent to which it may be vulnerable to any Year 2000 failures by external parties with which the Company conducts business. The Company plans to request written confirmations from external parties indicating whether their systems are Year 2000 compliant by mid 1999. Once the Company receives responses from external parties as to their Year 2000 compliance, the Company plans to develop contingency plans as it deems necessary based on such responses. The efforts of third parties are not within the Company's control, however, and their failure to remedy Year 2000 issues successfully could result in business disruption, loss of revenue and increased operating costs.

            The Company has not incurred any material costs and does not anticipate any material future costs relating to its software and information technology systems due to the Year 2000 Issue. The Company cannot estimate at this time whether it will incur any material costs due to the failure of any of its service providers or clients to be Year 2000 compliant.

            The foregoing discussion regarding Year 2000 contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but not limited to, (i) the Company's ability to obtain alternative sources of financing or cash should its current sources operations be disrupted due to Year 2000 complications, (ii) the Company's ability to respond to a potential loss of revenue of a major client due to Year 2000 complications, and (iii) the Company's ability to respond to any unforeseen Year 2000 complications. Such material differences could result in business disruption, operational problems and financial loss.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [CONTINUED]


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

PART II: OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Annual Meeting of  Stockholders  of the  Corporation
            was held on April 15, 1999. Votes were cast with respect to the election of two directors to Class III of the Board of Directors to serve until the 2002 Annual Meeting of Stockholders as follows:


                                                              NUMBER OF SHARES OF COMMON
                          NUMBER OF SHARES OF COMMON STOCK    STOCK AS TO WHICH AUTHORITY
NOMINEES                  VOTED IN FAVOR                      TO VOTE WAS WITHHELD

Scott Page                3,206,655                           93,803
Edward Ehrenberg          3,206,655                           93,803

                         The terms of the following directors of the corporation
            continued following the Annual Meeting of Stockholders: Lloyd Solomon and Joel Klarreich, Class I Directors until 2000; Eric M Davis and Herbert Solomon, Class II Directors until 2001.

                        The Stockholders  also ratified the appointment of Moore
            Stephens, P.C. as the independent public accountants for the Corporation for the fiscal year ending September 30, 1999 by a vote of 3,281,414 shares in favor, 15,870 shares against. There were 3,174 abstentions and no broker non-votes with respect to this action.

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


                                    THE SOLOMON-PAGE GROUP LTD.
                                    ---------------------------------------
                                         (Registrant)




        Date:  May 6, 1999          /S/ LLOYD B. SOLOMON
                                    --------------------------------------
                                    Lloyd B. Solomon, Chief Executive Officer




        Date:  May 6, 1999          /S/ ERIC M. DAVIS
                                    -----------------------------------
                                    Eric M. Davis, Chief Financial Officer
                                    Vice President - Finance