Form 10-Q
period 1999-06-30
SOLOMON PAGE GROUP LTD
filed 1999-08-09
CIK 926259

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         Commission File Number 0-24928

                        The Solomon-Page Group Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      51-0353012
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

1140 Avenue of the Americas, New York, NY                       10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (212) 403-6100
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

                                 Yes /X/. No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 4, 1999, there were outstanding 4,152,282 shares of the Registrant's Common Stock, $.001 par value.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------



FORM 10-Q
QUARTERLY REPORT
FOR THE NINE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                          Part I: FINANCIAL INFORMATION

Item 1:                   Financial Statements                       Page Number


Consolidated Balance Sheets as of June 30, 1999
 [Unaudited] and September 30, 1998                                          1

Consolidated Statements of Operations for the three and nine months
ended June 30, 1999 and 1998 [Unaudited]                                     3

Consolidated Statements of Cash Flows for the nine months
ended June 30, 1999 and 1998 [Unaudited]                                     4

Notes to Consolidated Financial Statements [Unaudited]                       6


Item 2:                  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations       7

Item 3:                  Quantitative and Qualitative Disclosures About
                         Market Risk.              Inapplicable

                         Part II: OTHER INFORMATION

Item 6:                  Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                                  13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                          June 30,              September 30,
                                                            1999                  1998
                                                     ----------------           -------------
                                                       (Unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents                              $   869                $   935
  Investments                                                852                    603
  Accounts receivable, net                                10,838                 10,161
  Other current assets                                       406                    246
                                                         -------                -------

 Total current assets                                     12,965                 11,945
                                                         -------                -------

 Property and equipment                                    3,770                  3,228
 Less: accumulated depreciation                            1,535                  1,113
                                                         -------                -------
 Property and Equipment                                    2,235                  2,115
                                                         -------                -------

Other Assets:
  Investments                                                684                  1,112
  Intangible assets, net of accumulated
    amortization of $281 and $195 respectively               933                  1,019
  Deferred tax asset                                         242                    177
  Due from related parties                                   136                    136
  Security deposits                                          114                    128
  Restricted investment                                       34                     34
  Other assets                                               112                     69
                                                         -------                -------

 Total Other Assets                                        2,255                  2,675
                                                         -------                -------

 Total Assets                                            $17,455                $16,735
                                                         =======                =======

See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                    June 30,                 September 30,
                                                                                      1999                       1998
                                                                                --------------         -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                              (unaudited)
Current Liabilities:
  Accrued payroll and commissions                                               $     4,878             $     3,498
  Accounts payable and accrued expenses                                               1,278                     968
  Income taxes payable                                                                  846                     298
  Line of credit                                                                       --                     3,100
  Term loan payable                                                                     500                    --
  Deferred revenue                                                                      499                     131
  Other current liabilities                                                             221                     156
                                                                                -----------             -----------

  Total Current Liabilities                                                           8,222                   8,151
                                                                                -----------             -----------

Long-Term Liabilities:
  Term loan payable, net of current portion                                             875                    --
  Deferred credit                                                                       615                     545
                                                                                -----------             -----------

  Total Liabilities                                                                   9,712                   8,696
                                                                                -----------             -----------

Commitments and Contingencies                                                          --                      --

Stockholders' Equity:
  Preferred stock - $.001 par value;
    2,000,000 shares authorized, none issued or outstanding                            --                      --

  Common stock - $.001 par value; 20,000,000 shares
    authorized, 5,162,282 shares issued and 4,288,482
    and 5,121,282 shares outstanding at June 30, 1999
    and September 30, 1998, respectively                                                  5                       5

  Additional paid-in capital                                                          7,426                   7,426

  Accumulated other comprehensive income                                                  1                      11

  Treasury stock at cost; 873,800 and 41,000 common shares
   at June 30, 1999 and September 30, 1998, respectively                             (1,832)                    (80)

  Retained earnings                                                                   2,143                     677
                                                                                -----------             -----------

  Total Stockholders' Equity                                                          7,743                   8,039
                                                                                -----------             -----------

  Total Liabilities and Stockholders' Equity                                    $    17,455             $    16,735
                                                                                ===========             ===========

See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER
                                 SHARE AMOUNTS)

                                                                        Three months ended                    Nine months ended
                                                                              June 30,                            June 30,

                                                                     1999              1998               1999               1998
                                                                     ----              ----               ----               ----

Revenue                                                        $    16,151        $    11,696        $    40,446        $    33,187
                                                               -----------        -----------        -----------        -----------

Operating Expenses:
   Selling expenses                                                 12,037              9,146             31,598             25,727
   General and administrative                                        2,175              1,926              5,497              5,418
   Depreciation and amortization                                       171                134                508                378
                                                               -----------        -----------        -----------        -----------

  Total Operating Expenses                                          14,383             11,206             37,603             31,523
                                                               -----------        -----------        -----------        -----------

 Income from Operations                                              1,768                490              2,843              1,664
                                                               -----------        -----------        -----------        -----------

Other Income [Expenses]
  Interest and dividend income                                          27                 28                 74                 92
  Interest expense                                                     (56)               (78)              (219)              (141)
  Realized gain/[loss] on investments                                  (10)                 1                (17)                 1
                                                               -----------        -----------        -----------        -----------

  Total Other Income [Expenses]                                        (39)               (49)              (162)               (48)
                                                               -----------        -----------        -----------        -----------

Income Before Income Tax Expense                                     1,729                441              2,681              1,616

Income Tax Expense                                                     800                204              1,215                736
                                                               -----------        -----------        -----------        -----------

  Net Income                                                   $       929        $       237        $     1,466        $       880
                                                               ===========        ===========        ===========        ===========

Basic Earnings Per Common Share                                $      0.21        $      0.05        $      0.32        $      0.17
                                                               ===========        ===========        ===========        ===========
Diluted Earnings Per Common Share                              $      0.20        $      0.04        $      0.30        $      0.14
                                                               ===========        ===========        ===========        ===========
Basic Weighted Average Shares                                    4,405,941          5,131,451          4,636,186          5,131,451
                                                               ===========        ===========        ===========        ===========
Diluted Weighted Average Shares                                  4,753,644          6,150,276          4,913,796          6,091,830
                                                               ===========        ===========        ===========        ===========


See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                             Nine months ended
                                                                                   June 30,

                                                                         1999                  1998
                                                                         ----                  ----
Operating Activities:
  Net income                                                           $ 1,466               $   880
                                                                       -------               -------
  Adjustments to reconcile net income
   to net cash [used for] operating activities:
    Depreciation and amortization                                          508                   377
    Deferred credit                                                         70                    40
    Provision for losses on accounts receivable                           --                     121
    Net realized loss/(gain) on investments                                 19                    (1)
    Deferred taxes                                                         (65)                 --

  Change in assets and liabilities:
  [Increase] decrease in:
    Accounts receivable                                                   (677)               (2,606)
    Other  assets                                                         (203)                 (448)
    Security deposits                                                       14                   (22)

  Increase [decrease] in:
    Accounts payable, accrued expenses, accrued payroll
       and commissions                                                   1,690                 1,364
    Income tax payable                                                     548                   (17)
    Deferred revenue                                                       368                  --
    Other  liabilities                                                      65                  (315)
                                                                       -------               -------

  Total Adjustments                                                    $ 2,337               ($1,507)
                                                                       -------               -------

Net Cash - Operating Activities-
        Forward                                                        $ 3,803               ($  627)
                                                                       -------               -------

Investing Activities:
  Capital expenditures                                                    (542)                 (715)
  Purchase of investments                                                 (399)                 (600)
  Proceeds from sales of investments                                       549                   949
  Cash received from related parties                                       --                     15
                                                                       -------               -------

Net Cash - Investing Activities -
        Forward                                                        ($  392)              ($  351)
                                                                       -------               -------


See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                          Nine months ended
                                                                               June 30,

                                                                       1999                 1998
                                                                       ----                 ----
Net Cash - Operating Activities -
           Forwarded
                                                                     $ 3,803               ($  627)
                                                                     -------               -------

Net Cash - Investing Activities -
           Forwarded                                                 ($  392)              ($  351)
                                                                     -------               -------

                                                                                           .......
Financing Activities:
  Borrowings under the term loan and line of credit                    3,114                 3,100
  Repayments under the term loan and line of credit                   (4,839)                 --
  Purchase of Treasury Stock and Warrants                             (1,752)               (1,054)
  Proceeds from Exercise of Stock Options                               --                      27
                                                                     -------               -------
  Net Cash - Financing Activities                                    ($3,477)              $ 2,073
                                                                     -------               -------

  Net Increase [Decrease] in Cash and Cash Equivalents                   (66)                1,095

Cash and Cash Equivalents - Beginning of Periods                         935                   410
                                                                     -------               -------

  Cash and Cash Equivalents - End of Periods                         $   869               $ 1,505
                                                                     =======               =======

Supplemental Cash Flow Information:
    Cash paid during the periods for:
          Interest                                                   $   219               $   142
          Income Taxes                                               $   768               $   777


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

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments, consisting only of normal recurring items, which are considered necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Overview
             The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting, human resources and legal areas and generated 60% of the Company's revenue for the nine months ended June 30, 1999. The executive search/full-time contingency recruitment division comprises nine lines of business, including four industry (capital markets, publishing and new media, healthcare and fashion services), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated 40% of the Company's revenue for the nine months ended June 30, 1999.

            The following is a summary of the Company's consolidated financial and operating data (amounts in thousands, except for per share amounts).


                                                Three Months Ended                           Nine Months Ended
                                                     June 30,                                    June 30,
Statement of Operations Data:                 1999                  1998                  1999                 1998
-----------------------------                 ----                  ----                  ----                 ----
Revenue                                     $16,151                $11,696             $40,446                $33,187
Income from Operations                        1,768                    490               2,843                  1,664
Income Before Income Tax Expense              1,729                    441               2,681                  1,616
Income Tax Expense                              800                    204               1,215                    736
Net Income                                      929                    237               1,466                    880
Basic Earnings Per Common Share               $0.21                  $0.05               $0.32                  $0.17
Diluted Earnings Per Common Share             $0.20                  $0.04               $0.30                  $0.14


Balance Sheet Data:                                June 30, 1999                            September 30, 1998
-------------------                                -------------                            ------------------
Working Capital                                       $ 4,743                                     $ 3,794
Total Assets                                           17,455                                      16,735
Total Liabilities                                       9,712                                       8,696
Stockholders' Equity                                    7,743                                       8,039

Results of Operations

            The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

            Revenue increased to $16.2 million for the three months ended June 30, 1999 from $11.7 million for the three months ended June 30, 1998, an increase of $4.5 million or 38%. Revenues from the Company's temporary staffing and consulting division were $8.5 million for the three months ended June 30, 1999 compared to $6.8 million for the same period in 1998, an increase of $1.7 million or 25%. Revenues from the Company's executive search and full time contingency recruitment division were $7.7 million for the three months ended June 30, 1999 compared to $4.9 million for the same period in 1998, a increase of $2.8 million or 57%.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [Continued]


            Revenue increased to $40.4 million for the nine months ended June 30, 1999 from $33.2 million for the nine months ended June 30, 1998, an increase of $7.2 million or 22%. Revenues from the Company's temporary staffing and consulting division were $24.3 million for the nine months ended June 30, 1999 compared to $19.3 million for the same period in 1998, an increase of $5 million or 26%. Revenues from the Company's executive search and full time contingency recruitment division were $16.1 million for the nine months ended June 30, 1999 compared to $13.9 million for the same period in 1998, an increase of $2.2 million or 16%.

            The increase in revenues from the Company's executive search and full time contingency recruitment division was primarily due to an increase in demand for services within the capital markets, information technology, accounting and healthcare businesses. In addition, during 1999 the Company expanded its temporary staffing/consulting division by providing legal services to clients within the New York metropolitan area, which contributed to the increase in revenue.

            Selling expenses for the three months ended June 30, 1999 totaled $12 million (75% of revenues) compared with $9.1 million (78% of revenues) for the three months ended June 30, 1998. Selling expenses for the nine months ended June 30, 1999 totaled $31.6 million (78% of revenues) compared with $25.7 million (78% of revenues) for the nine months ended June 30, 1998. The decrease in selling expenses as a percentage of revenue for the three months ended June 30, 1999 is primarily due to increased revenue of the executive search/full-time contingency recruitment division. Selling expenses consist primarily of temporary staffing/consulting compensation, salaries and commissions of revenue generating personnel, employee benefits, telephone and advertising.

            General and Administrative expenses were $2.2 million (13% of revenues) and $5.5 million (14% of revenues) for the three and nine months ended June 30, 1999 respectively, compared to $1.9 million (16% of revenues) and $5.4 million (16% of revenues), for the same period in 1998. For the three and nine months ended June 30, 1999 compared to the same periods in 1998, general and administrative expenses have remained relatively constant, but have decreased as a percentage of revenue primarily as a result of an increase in revenue.

            Depreciation and Amortization expense for the three and nine months ended June 30, 1999 totaled $171,000 and $508,000 respectively, compared to $134,000 and $378,000 for same periods in 1998. Depreciation expense increased principally as a result of capital expenditures made during fiscal 1998.
The amortization of intangible assets associated with certain acquisitions also contributed to this increase.

            Income from operations was $1,768,000 and $2,843,000 for the three and nine months ended June 30, 1999 respectively, compared to $490,000 and $1,664,000 for the three and nine months ended June 30, 1998, primarily due to the above mentioned factors.

            Other Income and (Expenses) for the three and nine months ended June 30, 1999 totaled $39,000 and $162,000 of expense respectively, compared to $49,000 and $48,000 of expense for the same periods in 1998. The increases in other expenses primarily were due to interest expense charged for borrowings under the Company's line of credit and term loan.

            Income Tax Expense for the three and nine months ended June 30, 1999 was $800,000 (46% effective tax rate) and $1,215,000 (45% effective tax rate) respectively, compared with $204,000 (46% effective tax rate) and $736,000 (46% effective tax rate) for the same periods in 1998.

            Net income was $929,000 and $1,466,000 for the three and nine months ended June 30, 1999 respectively, compared to $237,000 and $880,000 for the three and nine months ended June 30, 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [Continued]


Liquidity and Capital Resources

            As of June 30, 1999, the Company's sources of liquidity included $1,721,000 in cash and cash equivalents and short-term investments, which represents an increase of $183,000 compared to September 30, 1998. The Company's working capital was $4.7 million at June 30, 1999 compared to $3.8 million at September 30, 1998. In addition, the Company spent approximately $1,752,000 during fiscal 1999 relating to the repurchase of its common stock, as discussed below. The Company has available $684,000 of long-term investments as a source of liquidity if required.

            In February 1999, the Company entered into a $6,500,000 credit facility agreement with The Dime Savings Bank. The facility agreement consists of a $5,000,000 working capital line of credit and a term loan of $1,500,000, which are collateralized by all of the Company's assets. The agreement provides for borrowings under the working capital line of credit at 1% above the Dime Reference Rate and expires on February 28, 2002. The term loan shall be paid in 12 quarterly installments commencing May 31, 1999 and ending on February 28, 2002 and bears interest at 1.25% above the Dime Reference Rate. The Dime Reference Rate at June 30, 1999 was 8.50%. At June 30, 1999, there were no borrowings under the working capital line of credit, and $1.375 million was outstanding under the term loan.

            Net cash provided by operating activities for the nine months ended June 30, 1999 improved to $3.8 million compared to net cash used by operating activities of $627,000 for the same period in 1998. The increase in net cash provided by operating activities resulted primary from increased net income, as well as a decrease in accounts receivable, offset in part by increases in various liability categories. Net cash used in financing activities for the nine months ended June 30, 1999 was $3,477,000, which was primarily due to repayment of $1,725,000 of borrowings under the line of credit and $1,752,000 used for the repurchase of the Company's Common Stock.

            On July 12, 1999 the company announced that it had completed the repurchase of 1,000,000 shares of its common stock under a buyback program announced on September 14, 1998. The aggregate amount spent in order to repurchase the common stock was $2,248,020. There are 4,152,282 shares of common stock currently outstanding.

            The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve months.


Year 2000 Compliance

            Many computer systems in use today were designed and developed using two digits, rather than four, to specify years, and as a result, such systems will recognize the year 2000 as 1900. This is commonly referred to as the "Year 2000 Issue". As a result, computer systems and software used by government agencies, utility companies, providers of telecommunication services, suppliers, and other third parties may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS [Continued]

State of Readiness

           The Company utilizes software and related information technology systems in the course of its operations that are essential to its business. The Company has reviewed its current software and information technology systems for compliance with the potential hazards of the Year 2000 Issue and presently believes the vast majority of its software and information technology systems are currently Year 2000 compliant. The Company does not expect any material adverse impact on its financial position or results of operations to arise from Year 2000 failures of its software and information technology systems.

           Ultimately, the potential impact of the Year 2000 Issue will depend not only on the Company's internal Year 2000 compliance, but also on the way in which the Year 2000 is addressed by the Company's customers, vendors, banking institutions and service utilities. The Company has requested written statements indicating whether their systems are Year 2000 compliant, but has not received all responses. The Company is currently in the process of obtaining representations from third parties either directly, or gathering information from publicly available sources, indicating that they are Year 2000 compliant. The Company anticipates receiving or obtaining confirmation from third parties during the third quarter of 1999. Once the Company receives confirmation from third parties as to their Year 2000 compliance, the Company plans to develop contingency plans as it deems necessary based on such responses. The efforts of third parties are not within the Company's control, however, and their failure to remedy Year 2000 issues successfully could result in business disruption, loss of revenue and increased operating costs. Thus, the Company is unable at this time to determine the extent of any adverse impact on the Company of the failure of any of its external parties to be Year 2000 compliant. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

Costs to Date

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

Part II: OTHER INFORMATION


Item 4.     Other Information
                 None

Item 5.     Exhibits and Reports on Form 8-K

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


                                            The Solomon-Page Group Ltd.
                                       -----------------------------------------
                                                  (Registrant)




               Date: August 4, 1999    /s/ Lloyd B. Solomon
                                       -----------------------------------------
                                       Lloyd B. Solomon, Chief Executive Officer




               Date:August 4, 1999     /s/ Eric M. Davis
                                       -----------------------------------------
                                       Eric M. Davis, Chief Financial Officer
                                       Vice President - Finance