Form 10-K
period 1999-09-30
SOLOMON PAGE GROUP LTD
filed 1999-12-28
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)

/X/               ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999
                          ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                 51-0353012
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization

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

                     Common Stock, par value $.001 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price at which the stock was sold on December 17, 1999 was approximately: $5,093,064. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 17, 1999, there were outstanding 4,153,948 shares of the Registrant's Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 2000 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K. /X/

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

General

         The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting, human resources and legal areas and generated approximately 58% of the Company's revenue for the year ended
September 30, 1999. The executive search/full-time contingency recruitment division comprises ten lines of business, including five industry (capital markets, publishing and new media, healthcare, fashion services and banking), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated approximately 42% of the Company's revenue for the year ended September 30, 1999.

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

INDUSTRY OVERVIEW

         According to the Staffing Industry Report, the staffing industry grew from approximately $43 billion in revenue in 1993 to approximately $102 billion in 1998, a compound annual growth rate of approximately 19%. Temporary help, the largest staffing services segment, had estimated revenue of approximately $62 billion in 1998 and has grown at an average annual rate of approximately 17% over the past five years. Information technology services has become one of the fastest growing segments to the staffing services industry, as the increased use of technology has led to a dramatic rise in demand for technical project support, software development and other computer-related services. The information technology services segment had estimated revenues of approximately $18 billion for 1998 and had a compounded annual growth rate of approximately 26% since 1993. The placement and search sector of the staffing industry consists of three segments, retained search, contingency recruitment and temp-to-perm. The placement and search sector had estimated revenues of approximately $13 billion in 1998 and had a compounded annual growth rate of 22% since 1993.

SCOPE OF STAFFING SERVICES PROVIDED

         The Company provides its services to clients primarily in the New York metropolitan area, but increasingly on a nationwide and global basis to certain of the industries and functional areas that it serves. The Company's retained executive search and contingency recruitment business is currently divided into ten divisions.

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

         Health Care. The Company's health care division services hospitals, managed care firms, group health insurance companies and other health care related companies. This division fills primarily middle to senior level executive positions in various functional areas of the health care industry such as sales, marketing, operations, financial management and medical management.

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

         CONTINGENCY RECRUITMENT

         Information Technology. The Company's information technology division conducts search assignments for a diverse client base, including those in the investment banking, financial services, communications, retail and high technology industries. This division fills positions at many levels and functions, such as Chief Information Officers and Directors, project managers and programmers, as well as less technical positions such as systems liaisons, business systems analysts and help-desk personnel.

         Banking. The Company's banking division, which operates under the trade name "The Bankers Register," is engaged in the recruitment of personnel in a variety of job categories which include credit, lending, accounting, auditing, branch, trading, securities clearance, operations, risk management, and mortgage banking. This division services candidates at all levels, from entry level to management. The division's client base includes money-center and regional banks, thrift institutions, foreign banks, commercial finance lending companies and mortgage lending companies in New York, New Jersey and Connecticut.

         Legal Professionals. The Company's legal professional division serves primarily the New York metropolitan area, providing attorneys to law firms, financial institutions and public and privately held companies. In law firms, the division fills positions at the associate, of counsel and partner level. For corporations, lawyers are provided for all positions under the direction of such corporation's general counsel. Specialty practice areas are also serviced by this division, including corporate law, banking, real estate, ERISA and tax law, labor and employment, environmental law, trusts and estates, intellectual property and litigation.

         Human Resources. The Company's human resources division undertakes search assignments for a diverse client base, from Fortune 1000 companies to mid-size companies, in various industries such as financial services, consumer products, manufacturing, publishing, telecommunications and high technology. This division fills positions for such human resources areas as management and organizational planning, compensation and benefits, labor relations and training. In addition, this division recruits communications professionals with backgrounds in areas including marketing communications, internal communications, investor relations, public relations, media relations, writing and editing.

         Accounting and Finance. The Company's accounting and finance division specializes in providing financial and accounting personnel such as chief financial officers, controllers, treasurers, financial analysts, financial systems managers, bookkeepers and other related personnel to a variety of corporate employers in industries such as publishing, investment banking, advertising, insurance, healthcare, apparel and real estate. Within this division, the Company has recently added a concentration in management consulting. This division also focuses on addressing the needs of clients in the areas of business and strategic planning, corporate development and change management.

         Fashion Services. The Company's fashion services division specializes in providing management, design and other professionals to clients engaged in the fashion services and retail industries, including manufacturers, specialty and department stores, chains, mass merchandisers and catalogue companies. This division fills positions at the middle to senior executive level in many functional areas such as buyers, designers, sales and production.

         Administrative Support. The Company's administrative support division serves primarily the New York metropolitan area, providing services in various industries such as financial services, consumer products, publishing, insurance, entertainment and telecommunications and technology. This division fills positions at the administrative support level within all functional areas and hierarchy of a client's organization.

         TEMPORARY STAFFING AND CONSULTING

         Information Technology. The Company's information technology temporary staffing and consulting business provides services on a time and materials basis to clients within the financial services, consumer products, telecommunications, consulting and insurance industries. This division supplies skilled professionals in the areas of application development, business analysis, help - desk support, networking, project management and quality assurance.

         Legal, Accounting and Human Resources. The Company expanded its existing presence within its full time legal, accounting and human resources specialty niches by providing temporary staffing and consulting services to existing as well as new clients through dedicated teams of experienced staffing and industry personnel.

                         ------------------------------

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

         One customer of the Company, Deutsche Bank A.G., accounted for approximately 10% of the Company's revenue during the fiscal year ended September 30, 1999.

BUSINESS STRATEGY

         During the past year, the Company accomplished its goal of primarily increasing profitability while continuing to build revenues.

         The Company is now in the strategic phase of developing and launching a new web site. The site will be community-driven and will focus on institutional brand-building, as well as client development and recruitment. Through content and an aggressive marketing strategy to draw traffic to the site, the Company intends to attract the passive as well as the active job seeker and to maintain a highly interactive environment with portals for all industry and functional lines of business in which the Company presently operates. The initial phases of this launch are currently scheduled to take place during the second quarter of fiscal 2000.

         The Company is also initiating a dedicated focus on e-business companies by establishing a specific practice area that will service this rapidly growing sector and a task force of members from various divisions within the Company. The Company will seek to offer a one-stop staffing solution to companies in this entrepreneurial phase of their evolution. We believe that this will be an area of rapid growth during the next several years. The Company currently believes that its diversified capabilities in retained executive search, contingency recruitment and temporary staffing and consulting will enable it to capture market share with clients in need of senior and mid-level resources quickly and in volume as they evolve from start-up status.

         The Company recently augmented its expanding presence in San Jose by adding an information technology consulting group to complement its efforts in the accounting and financial areas.

         The Company is actively seeking to add experienced search consultants and temporary staffing account executives and recruiters in all of our divisions. The Company is rolling out a cross-selling initiative that it believes will enhance brand identity and create increased client penetration across a multi-faceted platform of services. The Company is also increasing its focus on training and development in both traditional as well as on-line recruitment.

         The Company believes that as a result of a continuation of its talent acquisition strategy, retention of existing staff, retention of its placement staff, its web initiative, its new e-business practice and its increased focus on cross- selling, training and development, the Company is positioned to capitalize on certain current trends in the economy, since management believes that attracting and retaining human capital is critical to the attainment of its success, as well as that of its clients. The Company believes that its goals can be accomplished without a corresponding increase in general and administrative expenses as a percentage of revenues.

MARKETING AND SALES

         Marketing efforts are currently focused on providing the Company's full complement of services across a broad range of functional specialties in both the full-time and temporary and consulting areas (information technology, accounting, human resources, legal and administrative support) in specific major geographic markets (New York, New Jersey, Connecticut) as well as certain capabilities (information technology, accounting and healthcare) in Atlanta and California. By developing a "brand identity" identifying the Company with a consistent level of quality services in each specialty niche it covers, the Company is positioned as a value-added resource serviced by experienced personnel in every area of its expertise. Management has implemented an ongoing emphasis on cross - selling of services and compensates employees for their efforts in selling customers the Company's diversified capabilities.

COMPETITION

         The Company believes that the staffing services industry is highly competitive and that the services provided by the Company are also provided by many other companies ranging from local, small operations to large recruitment and placement and temporary personnel agencies, many of which are national and international in scope. Some of the

Company's competitors, including all of the national and international firms, are substantially larger and have greater financial resources than the Company.

         The Company believes that many clients generally use more than one company to satisfy their personnel requirements, and the major factors affecting competition in the industry are customer service, the availability of qualified personnel, reputation for integrity and, to varying degrees, pricing. The Company believes that it has a favorable competitive position that is attributable to its firm-wide dedication to client service, integrity and knowledge of the markets it serves, which enables it to fulfill its clients' needs expeditiously and effectively. In addition, the diverse number of industry categories and functional areas of placement provided by the Company creates a number of cross-selling opportunities, which enhance the potential for account penetration and increased revenues.

         The Company has several competitors in its retained executive search and contingency recruitment businesses. These include Romac International, Robert Half International and Winston Resources. Further, the Company's competitors in its temporary staffing and consulting business include Interim Services, Computer Horizons, Kelly Services, Select Appointments and Staff Mark, Inc.

EMPLOYEES

         As of September 30, 1999, the Company employed 161 full-time employees, including the Company's four executive officers, 110 recruitment and placement counselors and 47 administrative and support staff. None of the Company's employees is represented by a labor organization and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be excellent.

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


ITEM 2.       DESCRIPTION OF PROPERTY

         The Company leases its corporate headquarters in New York City, as well as space for its other locations. The aggregate area of space under lease is approximately 47,000 square feet. The Company's lease terms run from month to month to seven years and the aggregate rent paid for the year ended September 30, 1999 was approximately $1,231,000. The Company believes that its current facilities are adequate for its needs and does not expect to have difficulty leasing additional office space to satisfy anticipated future needs.


ITEM 3.       LEGAL PROCEEDINGS

         On November 5, 1998, ITP filed a complaint and an application for an order to show cause against a former employee of ITP, Anthony J. Allen, Jr. ("Allen") and a competing company, C.A.P. Consulting, Inc. ("CCI") in the New Jersey Superior Court, Chancery Division, Middlesex County (the "Court"). In its complaint, ITP seeks temporary, preliminary and permanent restraints, as well as damages, against Allen and CCI as a result of Allen's alleged acts of disloyalty while employed by ITP as a sales representative. ITP has also asserted causes of action against Allen for breach of duty of loyalty, misappropriation, tortious interference with prospective economic advantage and unfair competition and has asserted the same causes of action against CCI, except for the breach of duty of loyalty.

         On November 10, 1998, the Court entered an order to show cause with temporary restraints that required Allen and CCI, inter alia, to (1) refrain from using any of ITP's information not otherwise available in the public domain; (2) refrain from making any disparaging, negative or false statements about ITP; and (3) turn over all of ITP's confidential documents to be described by ITP in a document request.

         On December 28, 1998, Allen filed an answer and counterclaim against ITP, and a third party complaint against the Company. Allen's counterclaim against ITP included a slander claim, several breach of contract claims related to his employment compensation and alleged violations of certain unspecified statutes as a result of ITP's refusal to pay Allen certain wages. In a third party complaint, Allen asserted a slander claim against the Company. The Company and ITP have denied various allegations in the answer and counterclaim and in the third party complaint and have asserted various affirmative defenses.

         The parties have exchanged written discovery responses and several depositions have been taken. A trial in the matter is currently scheduled for January 19, 2000, but counsel for both parties currently plan to seek an adjournment of at least several months in order to complete discovery.

         The Company does not believe that this proceeding will have a material effect on its financial condition or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap market under the symbol "SOLP". The table below sets forth the range of bid prices of the Common Stock as reported by NASDAQ for the fiscal periods specified.

                                                              Common Stock
                                                            High          Low

Fiscal 1999

First Quarter...............................................$2.469      $1.438
Second Quarter..............................................$1.875      $1.344
Third Quarter...............................................$2.938      $1.563
Fourth Quarter .............................................$3.375      $1.938

Fiscal 1998

First Quarter...............................................$4.594      $2.875
Second Quarter..............................................$3.688      $2.625
Third Quarter...............................................$4.875      $3.125
Fourth Quarter .............................................$3.688      $1.438


         As of December 17, 1999, there were 35 record holders of the Company's Common Stock. The Company believes that there are approximately 1,143 beneficial owners of its Common Stock additional to such record holders.

         The Company has never paid any dividends on its Common Stock and does not intend to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for the development and growth of the Company.

ITEM 6.        SELECTED FINANCIAL DATA

         The following summary of the Company's consolidated financial and operating data for the years ended September 30, 1999, 1998, 1997, 1996 and 1995 were derived from the audited consolidated financial statements:

                (Amounts in thousands except for per share data)


                                                                 Fiscal Year Ended September 30,
                                                    -------------------------------------------------------------------------
Statements of Operations Data:                        1999         1998              1997               1996           1995
-----------------------------                         ----         ----              ----               ----           ----
Revenue                                             56,329      $44,639           $28,996            $17,166         $7,331
Income (Loss) from Operations                        3,759        1,622             1,691                509         (2,094)
Net Income (Loss)                                    1,999          823             1,282                710         (1,928)
Primary Income (Loss) Per Common Share                $.44         $.16              $.25               $.14          $(.39)
Fully Diluted Income (Loss) Per Common Share           .41          .14               .23                .13           (.39)

                                                                          September 30,
                                                    ------------------------------------------------------------------------
Balance Sheet Data:                                  1999          1998              1997               1996           1995
------------------                                   -----         ----              ----               ----           ----
Working Capital                                     $4,130       $3,794            $4,921             $5,530         $5,402
Total Assets                                        18,348       16,735            12,815              9,613          7,642
Total Liabilities                                   10,494        8,696             4,484              2,548          1,287
Stockholders' Equity                                 7,854        8,039             8,331              7,065          6,355


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

OVERVIEW

         The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting, human resources and legal areas and generated approximately 58% of the Company's revenue for the year ended
September 30, 1999. The executive search/full-time contingency recruitment division comprises ten lines of business, including five industry (capital markets, publishing and new media, healthcare, fashion services and banking), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated approximately 42% of the Company's revenue for the year ended September 30, 1999.

RESULTS OF OPERATIONS

         FISCAL 1999 COMPARED TO FISCAL 1998

         Revenue increased to $56.3 million for the fiscal year ended September 30, 1999 from $44.6 million for the fiscal year ended September 30, 1998, an increase of $11.7 million or 26%. These increases were comprised of $6 million in temporary staffing and consulting, and $5.7 million in executive search and full time contingency and recruitment for the fiscal year ended September 30, 1999, and were the result of factors further described below.

         Revenues from the Company's temporary staffing and consulting business were $32.9 million for the fiscal year ended September 30, 1999 compared to $26.9 million for the same period in 1998, an increase of $6 million or 22%. The increase in temporary staffing revenue for the year ended September 30, 1999 as compared to the same period in 1998 is attributable to increases in both the number of hours billed and average bill rates in the information technology division. In addition, the Company's expansion to provide temporary staffing services to companies seeking personnel in the legal, human resource and accounting fields contributed to the increase in revenue.

         Revenues from the Company's executive search and full time contingency recruitment business were $23.4 million for the fiscal year ended September 30, 1999 compared to $17.7 million for the same period in 1998, a increase of $5.7 million or 32%. The increase in revenues from the Company's executive search and full time contingency recruitment division was primarily due to an increase in demand for services within the capital markets. In addition, the information technology, accounting and healthcare businesses experienced increases in placements made in the fiscal year ended September 30, 1999 compared to the fiscal year ended September 30, 1998. In addition, during 1999 the Company expanded its temporary staffing/consulting division to include the placement of legal services personnel within the New York metropolitan area, which contributed to the increase in revenue.

         Selling expenses for the fiscal year ended September 30, 1999 totaled $44.1 million (78% of revenues) compared with $35 million (78% of revenues) for the fiscal year ended September 30, 1998. The increase in selling expenses is primarily related to compensation expense of temporary personnel within the
Company's temporary staffing and consulting division as well as increased expenses related to certain employee benefits. Selling expenses consist primarily of temporary staffing/consulting compensation, salaries and commissions of revenue - generating personnel, employee benefits, telephone and advertising.

         General and Administrative expenses were $7.8 million (14% of revenues) for the fiscal year ended September 30, 1999 compared to $7.5 million (17% of revenues) for the same period in 1998. For the fiscal year ended September 30, 1999 compared to the same period in 1998, general and administrative expenses have remained relatively constant, but have decreased as a percentage of revenue primarily as a result of an increase in revenue.

         Depreciation and Amortization expense for the fiscal year ended September 30, 1999 totaled $660,000 compared to $516,000 for the same period in 1998. Depreciation expense increased principally as a result of capital expenditures made during fiscal 1998. The amortization of intangible assets associated with certain acquisitions also contributed to this increase.

         Income from operations was $3.8 million for the fiscal year ended September 30, 1999 compared to $1.6 million for the fiscal year ended September 30, 1998, primarily due to the factors mentioned in the first three paragraphs of this section.

         Other Income and (Expenses) for the fiscal year ended September 30, 1999 totaled $156,000 of expense compared to $89,000 of expense for the same period in 1998. The increases in other expenses primarily were due to interest expense charged for borrowings under the Company's line of credit and term loan.

         Income Tax Expense for the fiscal year ended September 30, 1999 was $1,604,000 (44.5% effective tax rate) compared with $710,000 (46% effective tax rate) for the same period in 1998. The decrease in the Company's effective tax rate was due to a decrease in the amount of certain non-deductible expenses, including a portion of meals, entertainment and provisions on key person life insurance policies.

         Net income was $1,999,000 for the fiscal year ended September 30, 1999 compared to $823,000 for the fiscal year ended September 30, 1998, due to the factors set forth in the first three paragraphs of this section.

         FISCAL 1998 COMPARED TO FISCAL 1997

         Revenue increased to approximately $44.6 million for the fiscal year ended September 30, 1998 from $29 million for the fiscal year ended September 30, 1997, an increase of approximately $15.6 million or 54%. Revenues from the Company's temporary staffing/consulting division were $26.9 million for the fiscal year ended September 30, 1998 compared to $14.5 million for the same period in 1997, an increase of approximately $12.4 million or 86%. Revenues from the Company's executive search/full-time contingency recruitment division experienced an increase of 22% to approximately $17.7 for the fiscal year ended September 30, 1998 compared to approximately $14.5 million for the same period in 1997

         The increase in revenues for the fiscal year ended September 30, 1998 compared to the fiscal year ended September 30, 1997 was primarily due to the expansion of the Company's temporary staffing/consulting division within the areas of accounting, human resource and information technology. The Company's information technology temporary staffing/consulting business experienced significant increases in revenue to $22.8 million for fiscal year ended September 30, 1998 compared to $13.4 million the same period in 1997, an increase of $9.4 million or 70%. The increase in revenues can also be attributed to the hiring of revenue generating personnel within the executive search/full-time contingency recruitment division, which increased the number of search placements made during fiscal 1998 compared with the same period in 1997. In addition, during fiscal 1998 the Company expanded its contingency recruitment division by providing administrative support services to clients within the New York metropolitan area, which contributed to the increase in revenue.

         Selling expenses for the fiscal year ended September 30, 1998 totaled $35 million (78% of revenues) compared with $22.4 (77% of revenues) for the fiscal year ended September 30, 1997. The increase in selling expenses is primarily related to compensation expense of temporary personnel within the Company's temporary staffing/consulting division. This increase can also be attributed to payroll, commissions and benefits associated with the hiring of revenue-generating personnel within the executive search/full-time contingency recruitment division. Selling expenses consist primarily of temporary staffing/consulting compensation, salaries and commissions of revenue generating personnel, employee benefits, telephone and advertising.

         General and Administrative expenses increased to $7.5 million (17% of revenues) for the fiscal year ended September 30, 1998 compared to approximately $4.6 million (16% of revenues), for the same period in 1997. The increase in general and administrative expenses is primarily a result of additional infrastructure costs related to business expansion, including additional office space and the hiring of additional support personnel within corporate accounting, information systems and administration.

         Depreciation and Amortization expense increased to $516,000 for the fiscal year ended September 30, 1998 compared to $337,000 for same period in 1997. The increase is primarily related to a full year depreciation expense on $800,000 of capital expenditures incurred during fiscal 1997. In addition, the Company began depreciating $1,100,000 of property and equipment acquired in fiscal 1998. In addition, the amortization of intangible assets contributed to this increase.

         Other Income and (Expenses) for the year ended September 30, 1998 totaled $89,000 of expense compared to $143,000 of income for the same period in 1997. The increase in other expenses was due primarily to interest expense of $219,000, charged for borrowings under the Company's line of credit.

         Income from operations was $1,622,000 for the fiscal year ended September 30, 1998 compared to $1,691,000 for the fiscal year ended September 30, 1997 primarily due to the above mentioned factors.

         Income Tax Expense for the fiscal year ended September 30, 1998 was $710,000 (46% effective tax rate) compared with $552,000 (30% effective tax rate) for the same period in 1997. The increase in the Company's effective tax rate was due to increased state and local taxes and because certain expenses, including a portion of meals, entertainment and premiums on keyperson life insurance policies are non-deductible for income tax purposes. In addition, the Company received a tax benefit for net operating loss carryforwards utilized in fiscal 1997.

         Net income was $823,000 for the fiscal year ended September 30, 1998 compared to $1,282,000 for the fiscal year ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's sources of liquidity included $1.4 million in cash and cash equivalents and short-term investments. The Company's working capital was $4.1 million at September 30, 1999 compared to $3.8 million at September 30, 1998. In addition, the Company spent $2.2 million during fiscal 1999 relating to the repurchase of its Common Stock, as discussed below. The Company has available $686,000 of long-term investments as a source of liquidity if required.

         In February 1999, the Company entered into a $6.5 million credit facility agreement with The Dime Savings Bank. The credit facility agreement consists of a $5 million working capital line of credit and a term loan of $1.5 million, which are collateralized by all of the Company's assets. The credit facility agreement provides for borrowings under the working capital line of credit at 1% above the Dime Reference Rate and expires on February 28, 2002. The term loan is to be paid in 12 quarterly installments commencing May 31, 1999 and ending on February 28, 2002 and bears interest at 1.25% above the Dime Reference Rate. The Dime Reference Rate at September 30, 1999 was 8.50%. At September 30, 1999, there was $350,000 of borrowings under the working capital line of credit, and $1.25 million was outstanding under the term loan. The credit facility agreement contains various covenants among which are minimum working capital and tangible net worth requirements and a provision restricting payment of dividends in excess of 50% of net profits.

         Net cash provided by operating activities for the fiscal year ended September 30, 1999 improved to $4.4 million compared to net cash used by operating activities of $468,000 for the same period in 1998. The increase in net cash provided by operating activities was due primarily to increased net income, as well as increases in certain liability categories. Net cash used in financing activities for the fiscal year ended September 30, 1999 was $3.7 million, which was primarily due to net repayment of $1.5 million of borrowings under the line of credit and $2.2 million used for the repurchase of the Company's Common Stock.

         The Company believes that its current cash position and investment balances, together with financing available under its working capital facility, will be sufficient to support current working capital requirements for the next twelve months.


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

         State of Readiness

         The Company utilizes software and related information technology systems in the course of its operations that are essential to its business. The Company has reviewed its current software and information technology systems for compliance with the potential hazards of the Year 2000 Issue and currently believes its software and information technology systems are Year 2000 compliant. The Company does not expect any material adverse impact on its financial position or results of operations to arise from Year 2000 failures of its software and information technology systems.

         Ultimately, the potential impact of the Year 2000 Issue will depend not only on the Company's internal Year 2000 compliance, but also on the way in which the Year 2000 is addressed by the Company's customers, vendors, banking institutions and service utilities. The Company is working with key third party vendors to understand their ability to continue to provide services and products through the change to 2000. The Company intends to continue to partner with its key third party vendors to avoid any business interruptions in 2000. The Company is dependent upon its customers for sales and cash flow. The Company currently does not believe that it is subject to significant business risks related to its customers' and suppliers' Year 2000 efforts; however, if the Company's customers or vendors experience Year 2000 problems, the Company's results of operations could be materially adversely affected.

         COSTS TO DATE

         The Company has not incurred any material costs and does not anticipate any material future costs relating to its software and information technology systems due to the Year 2000 Issue. The Company cannot estimate at this time whether it will incur any material costs due to the failure of any of its service providers or clients to be Year 2000 compliant.

         The foregoing discussion regarding Year 2000 contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but not limited to (i) the Company's ability to obtain alternative sources of financing or cash should its current sources operations be disrupted due to Year 2000 complications, (ii) the Company's ability to respond to a potential loss of revenue of a major client due to Year 2000 complications, and
(iii) the Company's ability to respond to any unforeseen Year 2000 complications. Such material differences could result in business disruption, operational problems and financial loss.


IMPACT OF INFLATION

         Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue.


NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board["FASB] issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statements No. 133." This statement defers for one year the effective date of FASB Statement No. 133, "Accounting Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. This statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Certain financial instruments held by the Company, such as cash, cash equivalents and accounts receivable arising in the ordinary course of business, may subject the Company to concentrations of credit risk.

         While the Company seeks to place its cash and cash equivalents with high credit-quality financial institutions, the Company is still exposed to credit risk for uninsured amounts held by such institutions. Such uninsured amounts subject to credit risk totaled approximately $370,000 on September 30, 1999. The Company does not expect its exposure to such credit risk to cause a material adverse effect on its financial condition or results of operation.

         The Company believes that credit risk related to accounts receivable is limited due to the large number of Fortune 1000 companies comprising the Company's customer base and the diversified industries in which the Company operates. While the Company does not require collateral on accounts receivable or other financial instruments, it does not believe that its exposure to credit risk relating to its accounts receivable will result in a material adverse effect on its financial condition or results of operations.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              See Index to Financial Statements.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11.      EXECUTIVE COMPENSATION

              The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2000 pursuant to Regulation 14A.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

              The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2000 pursuant to Regulation 14A.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2000 pursuant to Regulation 14A.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit
Number                Exhibits

3.1         (a)       Certificate   of   Incorporation,   as  amended,   of  The
                      Solomon-Page  Group Ltd.  (Incorporated  by  reference  to
                      Exhibit 3.1(a) to Registration Statement on Form SB-2, No.
                      33-81026)
            (b)       Certificate of Amendment to  Certificate of  Incorporation
                      of The Solomon-Page  Group Ltd  (Incorporated by reference to Exhibit 3.1(b) to Registration  Statement on Form SB-2,
                      No. 33-81026)
3.2                   Amended and Restated By-Laws of the Company  (Incorporated
                      by reference to Exhibit 3 to the Company's  Current Report on Form 8-K dated June 8, 1995)
4.1                   Specimen  Common  Stock   Certificate   (Incorporated   by
                      reference to Exhibit 4.1 to Registration Statement on Form
                      SB-2, No. 33-81026)
4.2                   Specimen Warrant  Certificates  (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, No.
                      33-81026)
10.1                  1993 Long Term Incentive Plan  (Incorporated  by reference to Exhibit  10.2 to  Registration  Statement on Form SB-2,
                      No. 33-81026)
10.2                  1995   Directors'   Stock   Option  Plan  of  the  Company
                      (Incorporated   by   reference  to  Exhibit  99.1  to  the
                      Company's Current Report on Form 8-K dated June 8, 1995)
10.3                  Employment  Agreement  dated June 14,  1993,  as  amended, between the Company and Herbert Solomon  (Incorporated  by reference  to Exhibit  10.3 to  Registration  Statement on
                      Form SB-2, No. 33-81026)
10.4                  Employment  Agreement  dated June 14,  1993,  as  amended, between  the Company and Lloyd  Solomon  (Incorporated  by reference  to Exhibit  10.4 to  Registration  Statement on
                      Form SB-2, No. 33-81026)
10.5                  Amendment  dated June 8, 1995 to that  certain  Employment
                      Agreement  dated as of June 14,  1993,  by and between the
                      Company and Lloyd  Solomon  (Incorporated  by reference to
                      Exhibit 99.4 to the Company's  Current  Report on Form 8-K
                      dated June 8, 1995)
10.6                  Employment  Agreement  dated June 14,  1993,  as  amended, between  the  Company  and  Scott  Page  (Incorporated  by reference  to Exhibit  10.5 to  Registration  Statement on
                      Form SB-2, No. 33-81026)
10.7                  Amendment  dated June 8, 1995 to that  certain  Employment
                      Agreement  dated as of June 14,  1993,  by and between the
                      Company  and Scott  Page  (Incorporated  by  reference  to
                      Exhibit 99.5 to the Company's  Current  Report on Form 8-K
                      dated June 8, 1995)
10.8                  1996 Stock  Option  Plan,  (Incorporated  by  reference to
                      Exhibit 10.8 to the  Company's  Form 10-KSB for the fiscal year ended September 30, 1996)
10.9                  Form of Indemnification  Agreement between the Company and its officers and directors  (Incorporated  by reference to
                      Exhibit 10.13 to the Company's  Form 10-KSB for the fiscal year ended September 30, 1995)
10.10                 Charter of the Audit  Committee  of the Board of Directors
                      of the Company  (Incorporated by reference to Exhibit 99.2 to the Company's  Current Report on Form 8-K dated June 8,
                      1995)
10.11                 The Company's Policy on Transactions in Company Securities
                      by Company Officers, Directors and Employees (Incorporated
                      by  reference  to Exhibit  99.3 to the  Company's  Current
                      Report on Form 8-K dated June 8, 1995)
*10.12                Form of Amended  and  Restated  Indemnification  Agreement
                      between the Company and its officers and directors
*23                   Consent of Moore Stephens P.C. dated December __, 1999
*27                   Financial Data Schedule
--------------------
*   Filed herewith.

            (b)       Reports on Form 8-K

                      None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SOLOMON-PAGE GROUP LTD.

Dated: December 28, 1999                     By:  /s/ Lloyd Solomon
                                                  ------------------------------
                                                  Lloyd Solomon
                                                  Vice Chairman of the Board
                                                  and Chief Executive Officer

                                POWER OF ATTORNEY

         The Solomon-Page Group, Ltd. and each of the undersigned do hereby appoint Lloyd Solomon, Scott Page and Eric Davis and each of them severally, its or his true and lawful attorney to execute on behalf of The Solomon-Page Group, Ltd. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                          Title                       Date


/s/ Herbert Solomon           Chairman of the Board and        December 28, 1999
--------------------          Director
Herbert Solomon


/s/ Lloyd Solomon             Vice Chairman of the Board,      December 28, 1999
--------------------          Chief Executive Officer and
Lloyd Solomon                 Director (Principal
                              Executive Officer)


/s/ Scott Page                President and Director           December 28, 1999
--------------------
Scott Page


/s/ Eric M. Davis             Vice President-Finance,          December 28, 1999
--------------------          Chief Financial Officer and
Eric M. Davis                 Director (Principal Financial
                              and Accounting Officer)


/s/ Edward Ehrenberg          Director                         December 28, 1999
--------------------
Edward Ehrenberg


/s/ Joel A. Klarreich         Director                         December 28, 1999
---------------------
Joel A. Klarreich

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS



                                                                            Page


Independent Auditor's Report ...............................................F-2

Consolidated Balance Sheets as of September 30, 1999 and 1998...............F-3

Consolidated Statements of Operations for the years ended
September 30, 1999, 1998 and 1997...........................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 1999, 1998 and 1997...........................................F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1999, 1998 and 1997...........................................F-7

Notes to Consolidated Financial Statements .................................F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of The Solomon-Page Group Ltd.



         We have audited the accompanying consolidated balance sheets of The Solomon-Page Group Ltd. and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Solomon-Page Group Ltd. and subsidiary as of September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.






                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
November 16, 1999

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


                                                                                                                 September 30,
                                                                                                           1 9 9 9          1 9 9 8
Assets:
Current Assets:
   Cash and Cash Equivalents                                                                              $   580            $   935
   Investments                                                                                                849                603
   Accounts Receivable - [Net of Allowances of $280 and $200,
      Respectively]                                                                                        11,416             10,161
   Other Current Assets                                                                                       391                246
                                                                                                          -------            -------
   Total Current Assets                                                                                    13,236             11,945
                                                                                                          -------            -------
Property and Equipment:
   Equipment                                                                                                2,022              1,727
   Furniture and Fixtures                                                                                     797                563
   Leasehold Improvements                                                                                   1,103                938
                                                                                                          -------            -------
   Totals - At Cost                                                                                         3,922              3,228
   Less: Accumulated Depreciation                                                                           1,659              1,113
                                                                                                          -------            -------
   Property and Equipment -Net                                                                              2,263              2,115
                                                                                                          -------            -------
Other Assets:
   Investments                                                                                                686              1,112
   Intangible Assets - [Net of Accumulated Amortization of $310 and
      $195, Respectively]                                                                                   1,444              1,019
   Deferred Tax Asset                                                                                         324                177
   Due from Related Parties                                                                                   135                136
   Other Assets                                                                                               260                231
                                                                                                          -------            -------
   Total Other Assets                                                                                       2,849              2,675
                                                                                                          -------            -------
   Total Assets                                                                                           $18,348            $16,735
                                                                                                          =======            =======

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


                                                                                         September 30,
                                                                                 1 9 9 9           1 9 9 8
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accrued Payroll and Commissions                                              $  4,607      $       3,498
   Accounts Payable and Accrued Expenses                                           1,276                968
   Income Taxes Payable                                                            1,417                298
   Line of Credit                                                                    350              3,100
   Term Loan Payable                                                                 500                 --
   Deferred Revenue                                                                  380                131
   Other Current Liabilities                                                         576                156
                                                                                --------      -------------
   Total Current Liabilities                                                       9,106              8,151
                                                                                --------      -------------
Long-Term Liabilities:
   Term Loan Payable - Net of Current Portion                                        750                 --
   Deferred Credit                                                                   638                545
                                                                                --------      -------------
   Total Long-Term Liabilities                                                     1,388                545
                                                                                --------      -------------
Commitments and Contingencies                                                         --                 --
                                                                                --------      -------------
Stockholders' Equity:
   Preferred Stock - Par Value $.001 Per Share; Authorized
      2,000,000 Shares, None Issued or Outstanding                                    --                 --

   Common Stock - Par Value $.001 Per Share;
      Authorized 20,000,000 Shares, 5,163,948 and 5,162,282 Shares
      Issued and 4,153,948 and 5,121,282 Shares Outstanding
      at September 30, 1999 and 1998, Respectively                                     5                  5

   Additional Paid-in Capital                                                      7,428              7,426

   Accumulated Other Comprehensive Income                                             (7)                11

   Treasury Stock - At Cost; 1,010,000 and 41,000 Common Shares
      at September 30, 1999 and 1998, Respectively                                (2,248)               (80)

   Retained Earnings                                                               2,676                677
                                                                                --------      -------------
   Total Stockholders' Equity                                                      7,854              8,039
                                                                                --------      -------------
   Total Liabilities and Stockholders' Equity                                   $ 18,348      $      16,735
                                                                                ========      =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


                                                                                 Y e a r s   e n d e d
                                                                                S e p t e m b e r  30,
                                                                   1 9 9 9              1 9 9 8                1 9 9 7

Revenue                                                        $    56,329           $    44,639           $    28,996
                                                               -----------           -----------           -----------
Operating Expenses:
   Selling Expenses                                                 44,139                35,015                22,413
   General and Administrative                                        7,771                 7,486                 4,555
   Depreciation and Amortization                                       660                   516                   337
                                                               -----------           -----------           -----------
   Total Operating Expenses                                         52,570                43,017                27,305
                                                               -----------           -----------           -----------
   Income from Operations                                            3,759                 1,622                 1,691
                                                               -----------           -----------           -----------
Other Income [Expenses]:
   Interest and Dividend Income                                        110                   128                   133
   Interest Expense                                                   (269)                 (219)                  (27)
   Realized Gain on Investments                                          3                     2                    37
                                                               -----------           -----------           -----------
   Total Other [Expenses] Income                                      (156)                  (89)                  143
                                                               -----------           -----------           -----------
   Income Before Income Tax Expense                                  3,603                 1,533                 1,834

Income Tax Expense                                                   1,604                   710                   552
                                                               -----------           -----------           -----------
   Net Income                                                  $     1,999           $       823           $     1,282
                                                               ===========           ===========           ===========
Basic Earnings Per Common Share                                $       .44           $       .16           $       .25
                                                               ===========           ===========           ===========

Diluted Earnings Per Common Share                              $       .41           $       .14           $       .23
                                                               ===========           ===========           ===========

Basic Weighted Average Shares                                    4,517,298             5,134,122             5,131,751
                                                               ===========           ===========           ===========

Diluted Weighted Average Shares                                  4,885,699             5,985,319             5,633,806
                                                               ===========           ===========           ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]

                                                                                                                         Additional
                                                          Preferred Stock                 Common Stock                    Paid-in
                                                     Shares         Amount       Shares                   Amount          Capital
Balance - October 1, 1996                                 --       $     --         5,139,285          $     5           $    8,488

   Treasury Shares
      Purchased                                           --             --                --               --                   --

   Net Income                                             --             --                --               --                   --
                                                      ------       --------         ---------          -------           -----------
Balance - September 30, 1997                              --             --         5,139,285                5                8,488

   Repurchase of 1,000,000
      Class A Warrants                                    --             --                --               --               (1,054)

   Costs Associated with
      Registering Class A
      Warrants                                            --             --                --               --                  (37)

   Exercise of Options                                    --             --            22,997               --                   29

   Treasury Shares Purchased                              --             --                --               --                   --

   Unrealized Gain on Available
      for Sale Securities - Net                           --             --                --               --                   --

   Net Income                                             --             --                                 --                   --
                                                      ------       --------         ---------          -------           -----------
Balance - September 30, 1998                              --             --         5,162,282                5                7,426

   Exercise of Options                                    --             --             1,666               --                    2

   Treasury Shares Purchased                              --             --                --               --                   --

   Unrealized [Loss] on Available
      for Sale Securities - Net                           --             --                --               --                   --

   Net Income                                             --             --                                 --                   --
                                                      ------       --------         ---------          -------           -----------
Balance - September 30, 1999                              --       $     --         5,163,948          $     5           $    7,428
                                                      ======       ========         =========          =======           ===========

                                             Accumulated
                                                 Other                                               Retained           Total
                                             Comprehensive            Treasury Stock                 Earnings        Stockholders'
                                                Income           Shares            Amount            [Deficit]          Equity
Balance - October 1, 1996                     $     --               --   $      --               $  (1,428)         $   7,065

   Treasury Shares
      Purchased                                     --           10,000         (16)                     --                (16)

   Net Income                                       --               --          --                   1,282              1,282
                                              --------           ------   ---------               ---------         ----------
Balance - September 30, 1997                        --           10,000         (16)                   (146)             8,331

   Repurchase of 1,000,000
      Class A Warrants                              --               --          --                      --             (1,054)

   Costs Associated with
      Registering Class A
      Warrants                                      --               --          --                      --                (37)

   Exercise of Options                              --               --          --                      --                 29

   Treasury Shares Purchased                        --           31,000         (64)                     --                (64)

   Unrealized Gain on Available
      for Sale Securities - Net                     11               --          --                      --                 11

   Net Income                                       --               --          --                     823                823
                                              --------           ------   ---------               ---------         ----------
Balance - September 30, 1998                        11           41,000         (80)                    677              8,039

   Exercise of Options                              --               --          --                     --                   2

   Treasury Shares Purchased                        --          969,000      (2,168)                    --              (2,168)

   Unrealized [Loss] on Available
      for Sale Securities - Net                    (18)              --          --                     --                 (18)

   Net Income                                       --               --          --                  1,999               1,999
                                              --------        ---------   ---------               ---------         ----------
Balance - September 30, 1999                  $     (7)       1,010,000   $  (2,248)              $  2,676             $ 7,854
                                              ========        =========   =========               =========         ==========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
[AMOUNTS IN THOUSANDS]


                                                                                                    Y e a r s   e n d e d
                                                                                                   S e p t e m b e r  30,
                                                                                           1 9 9 9          1 9 9 8          1 9 9 7
Operating Activities:
   Net Income                                                                             $ 1,999          $   823          $ 1,282
                                                                                          -------          -------          -------
   Adjustments to Reconcile Net Income to
      Net Cash Provided by [Used for] Operating Activities:
      Depreciation and Amortization                                                           660              516              337
      Deferred Credit                                                                          93              161              118
      Provision for Losses on Accounts Receivable                                              80               75               35
      Net Realized Gain on Investments                                                         (3)              (2)             (37)
      Deferred Taxes                                                                         (297)             (79)             (84)

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Accounts Receivable                                                               (1,335)          (2,858)          (3,253)
         Other Assets                                                                         (27)             (49)             (32)

      Increase [Decrease] in:
         Accounts Payable, Accrued Expenses,
            Accrued Payroll and Commissions                                                 1,417            1,004            1,492
         Income Tax Payable                                                                 1,119               31              290
         Deferred Revenue                                                                     249              155             --
         Other Current Liabilities                                                            448             (245)              36
                                                                                          -------          -------          -------
      Total Adjustments                                                                     2,404           (1,291)          (1,098)
                                                                                          -------          -------          -------
   Net Cash - Operating Activities                                                          4,403             (468)             184
                                                                                          -------          -------          -------
Investing Activities:
   Capital Expenditures                                                                      (693)          (1,089)            (791)
   Purchases of Investments                                                                  (602)            (800)          (2,845)
   Proceeds from Sales of Investments                                                         750            1,249            2,042
   Acquisitions of and Additions to Trade Names                                              (540)            (350)            (265)
   Cash Received from Related Parties                                                           1               55               10
   Increase in Cash Surrender Value of Officer
      Life Insurance                                                                           (8)             (46)             (23)
                                                                                          -------          -------          -------
   Net Cash - Investing Activities                                                         (1,092)            (981)          (1,872)
                                                                                          -------          -------          -------
Financing Activities:
   Borrowings Under Term Loan and Line of Credit                                            4,164            3,100             --
   Repayments Under Term Loan and Line of Credit                                           (5,664)            --               --
   Purchase of Treasury Stock and Warrants                                                 (2,168)          (1,118)             (16)
   Warrant Registration Costs                                                                --                (37)            --
   Proceeds from Exercise of Stock Options                                                      2               29             --
                                                                                          -------          -------          -------
   Net Cash - Financing Activities                                                         (3,666)           1,974              (16)
                                                                                          -------          -------          -------
   Net [Decrease] Increase in Cash and
      Cash Equivalents - Forward                                                          $  (355)         $   525          $(1,704)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
[AMOUNTS IN THOUSANDS


                                                                                               Y e a r s   e n d e d
                                                                                               S e p t e m b e r  30,
                                                                                       1 9 9 9            1 9 9 8           1 9 9 7
   Net [Decrease] Increase in Cash and
      Cash Equivalents - Forwarded                                                     $  (355)           $   525           $(1,704)

Cash and Cash Equivalents - Beginning of Years                                             935                410             2,114
                                                                                       -------            -------           -------
   Cash and Cash Equivalents - End of Years                                            $   580            $   935           $   410
                                                                                       =======            =======           =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                                         $   269            $   219           $    27
      Income Taxes                                                                     $   861            $   777           $   422



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]



[1] Nature of Operations

The Solomon-Page Group Ltd. and its wholly-owned subsidiary [the "Company"] provides staffing services comprised of two primary operating divisions: (i) temporary staffing and consulting, which provides approximately 58% of the Company's revenue and (ii) retained executive search and full-time contingency search which provides approximately 42% of the Company's revenue. The Company provides its services principally in the New York metropolitan area through its offices located in New York and New Jersey. The Company also provides services in California and Georgia through its offices located in those areas.

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

Receivable Allowances - The Company records allowances against accounts receivable, based on historical experience to estimate losses due to placed candidates not fulfilling the terms of the search agreement or not remaining in employment for the Company's guarantee period which generally ranges from 30 to 120 days but may extend up to one year. Losses from bad debts are charged to expense and losses related to contract fulfillment are charged to revenue.

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

Depreciation - Depreciation of furniture, fixtures and equipment is computed utilizing the straight-line method based on estimated useful lives ranging from 5 to 7 years. Depreciation of leasehold improvements is computed utilizing the straight-line method over the lesser of the life of the improvement or the remaining lease term. Depreciation expense was $545, $431 and $273 for the years ended September 30, 1999, 1998 and 1997, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]



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

Earnings Per Common Share - Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

Potential future dilutive securities include 2,050,000, 2,050,000 and 3,050,000 shares issuable under outstanding warrants and 350,500, 225,500 and 0 shares issuable under outstanding options as of September 30, 1999, 1998 and 1997, respectively.

Intangibles - Intangibles which consist of trade names and customer lists are recorded at cost and are amortized utilizing the straight-line method over periods ranging from 4 to 15 years. When changing circumstances warrant, the Company evaluates the carrying value and the periods of amortization based on the current and expected future non-discounted cash flows from operations to determine whether revised estimates of carrying value or useful lives is required. Amortization expense was $115, $85 and $64 for the years ended September 30, 1999, 1998 and 1997, respectively [See Note 9].

Accumulated Other Comprehensive Income - Accumulated other comprehensive income consists entirely of unrealized gains and losses on available for sale securities. The financial statement and footnote disclosures required by SFAS 130 have not been presented as they are not material.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[2] Summary of Significant Accounting Policies [Continued]

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company had approximately $370 and $561 in financial institutions that is subject to normal credit risk beyond insured amounts at September 30, 1999 and 1998, respectively.

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

Advertising - The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $410, $430 and $207 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

Reclassifications - Certain amounts in prior years consolidated financial statements have been reclassified to conform with the current year presentation.

[3] Investments in Debt and Equity Securities

At September 30, 1999 and 1998, the Company's securities consisted of certain highly liquid debt securities which were classified as available for sale and held to maturity. A summary of the Company's investments in debt securities is as follows:

                                            September 30, 1999            September 30, 1998
Financial Statement Caption               Cost        Fair Value        Cost        Fair Value
---------------------------               ----        ----------        ----        ----------

Available for Sale:
   Investments                          $  1,550      $    1,535      $   1,695     $   1,715

Held to Maturity:
   Restricted Investment - Noncurrent   $     --      $       --      $      34     $      34

Gross proceeds from sale of available for sale securities was $750, $1,249 and $2,042 and realized gains on sales was $3, $2 and $37 for the years ended September 30, 1999, 1998 and 1997, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[3] Investments in Debt and Equity Securities [Continued]

At September 30, 1999 and 1998, gross unrealized [losses] gains on available for sale securities was $(15) and $20 and is included in stockholders' equity net of taxes of $8 and $(9), respectively.

Contractual maturities of debt securities classified as available for sale and held to maturity are as follows:

                              September 30, 1999                 September 30, 1998
                    Available for Sale  Held to Maturity  Available for Sale  Held to Maturity
                    ------------------  ----------------  ------------------  ----------------

Within 1 year            $   850        $    --           $     600           $       36
Between 1 and 5 years    $   700        $    --           $   1,100           $       --

[4] Due From Related Parties

At September 30, 1999 and 1998, the Company had a balance due from various officers of the Company aggregating $135 and $136, respectively. The advances bear interest at 8%. Interest income on the advances was $10, $13, and $12 for the years ended September 30, 1999, 1998 and 1997, respectively. No interest was receivable at September 30, 1999 and 1998.

[5] Line of Credit

In February 1999, the Company entered into a $6,500 credit facility agreement. The facility agreement consists of a $5,000 working capital line of credit under which up to $250 can be borrowed under standby letters of credit at a commitment rate of 2%, and a term loan of $1,500. The facility agreement is collateralized by all of the Company's assets. The agreement provides for borrowings under the working capital line of credit at 1% above the bank reference rate and expires on February 28, 2002. The bank's reference rate at September 30, 1999 was 8.5%. At September 30, 1999, there was $350 of borrowings under the working capital line of credit and $161 under standby letters of credit leaving $4,489 of credit available. The agreement contains various covenants among which are minimum working capital and tangible net worth requirements and a provision that restricts the payment of dividends in excess of 50% of net profits.

In February 1998, the Company entered into a one year $4,000 demand line of credit facility agreement, which was collateralized by all the Company's assets. The agreement provided for borrowing at 1% above the bank's reference rate (8.5% at September 30, 1998). Borrowings were limited to 80% of eligible accounts receivable and expired in February 1999, on which date the outstanding principal amount was repaid. As of September 30, 1998, the full balance under the line was available and the Company borrowed approximately $3,100 under the credit facility, of which approximately $1,118 was used for the repurchase of the Company's common stock, and Class A redeemable common stock purchase warrants with the balance used to fund current working capital requirements.

The weighted average interest rate on short-term borrowings outstanding as of September 30, 1999 and 1998 was 9.3% and 9.5%, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]

[6] Long-Term Debt

At September 30, 1999 and 1998, long-term debt consisted of the following:

                                                                                                   1 9 9 9     1  9 9 8

Note payable  under credit  facility  agreement  [See Note 5],  payable in equal quarterly principal  installments of $125 plus interest at 1.25% above bank's
   reference rate per annum through February 2002                                                  $1,250      $    --

Less:  Current Portion                                                                                500           --
                                                                                                   ------      -------
   Totals                                                                                          $  750      $    --
                                                                                                   ======      =======


Long-term debt at September 30, 1999 matures as follows:

2000                                                                                               $  500
2001                                                                                                  500
2002                                                                                                  250
                                                                                                   ------
   Total                                                                                           $1,250
                                                                                                   ======

[7] Leases

Operating Leases - The Company leases office space under operating leases expiring through September 2006.

Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 1999 for each of the next five years and in the aggregate are:

Year ending
September 30,
   2000                                                  $  1,111
   2001                                                     1,137
   2002                                                     1,151
   2003                                                     1,057
   2004                                                       993
   Subsequent to 2004                                       1,776
                                                         --------
   Total Minimum Future Rental Payments                  $  7,225
                                                         ========

In addition, the Company is liable for its pro-rata share of increases in real estate taxes and escalations as provided in the lease agreements.

Rent expense was approximately $1,231, $1,017 and $617 for the years ended September 30, 1999, 1998 and 1997, respectively.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[8] Capital Stock

On September 11, 1998, the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's common stock, from time to time, in the open market or in privately negotiated transactions. During the year ended September 30, 1999, 969,000 shares were repurchased at a cost of $2,168. During the year ended September 30, 1998, 31,000 shares were repurchased at a cost of $64.

On December 18, 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock, from time to time, in the open market or in privately negotiated transactions. The Company repurchased 10,000 shares during the year ended September 30, 1997, at a cost of $16. On October 31, 1997, the Company's Board of Directors terminated the December 18, 1996 common stock repurchase plan.

[9] Commitments and Contingencies

Litigation - The Company is party to litigation arising from the normal course of business. In managements' opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

Intangibles - In connection with certain acquisitions, the Company will be required to pay purchase price adjustments through September 2004 based on the achievement of various criteria. These additional payments are charged to intangibles and are amortized over the then remaining life of the intangible. Purchase price adjustments amounted to approximately $190 and $350 during the years ended September 30, 1999 and 1998, respectively. During the fiscal year ending September 30, 1999, the Company acquired two trade names for $350. The acquisitions also include potential purchase price adjustments.

[10] Options and Warrants

On April 1, 1994, the Company issued 175,000 Class A warrants and 175,000 Class B warrants in connection with certain bridge financing which was repaid on October 20, 1994. The Class A warrants are identical to those issued in the Company's initial public offering. The Class B warrants are identical to the Class A warrants except that the exercise price is $6.00 per share.

On October 20, 1994, in connection with its initial public offering the Company issued 2,300,000 Class A redeemable common stock purchase warrants. Each Class A warrant entitles the holder to purchase one share of common stock at $4.50 per share commencing October 20, 1995 and expired on October 20, 1999.
The Class A warrants are redeemable at $.05 per warrant based on the achievement of certain criteria.

On October 20, 1994, in connection with its initial public offering, the Company granted to its underwriter an option to purchase an aggregate of 200,000 units of Company securities [consisting of one share of common stock and one Class A redeemable common stock purchase warrant] exercisable at $6.60 per unit commencing October 20, 1995 and expired on October 20, 1999.

On October 31, 1997, the Company's Board of Directors authorized the repurchase of up to 1,000,000 of the Company's Class A redeemable common stock purchase warrants in open market or privately negotiated transactions. On February 12, 1998, the Company completed the repurchase of 1,000,000 Class A redeemable common stock purchase warrants at a cost of $1,054.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[10] Options and Warrants [Continued]

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

A summary of the activity in the option plans is as follows:

                                                                                      Weighted Average
                                                                     Shares            Exercise Price

Outstanding at October 1, 1996                                     1,773,500              $  1.71
   Granted                                                           246,750                 2.33
   Exercised                                                             --
   Expired/Canceled                                                  (55,000)                1.43
                                                                   ---------
   Outstanding at September 30, 1997                               1,965,250                 1.80
   Granted                                                           355,500                 2.70
   Exercised                                                         (22,997)                1.27
   Expired/Canceled                                                 (128,169)                1.85
                                                                   ---------
   Outstanding at September 30, 1998                               2,169,584                 1.95
   Granted                                                           190,000                 2.13
   Exercised                                                          (1,666)                1.25
   Expired/Canceled                                                  (94,000)                2.35
                                                                   ---------
   Outstanding at September 30, 1999                               2,263,918                 1.95
                                                                   =========
   Exercisable at September 30, 1999                               1,429,888              $  1.80
                                                                   =========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[10] Options and Warrants [Continued]

No compensation cost was charged to earnings during the years ended September 30, 1999, 1998 and 1997. If compensation cost for the stock option plans had been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net income, basic and diluted earnings per share would have been reduced on a pro forma basis as indicated below:

                                                           1 9 9 9      1 9 9 8             1 9 9 7
Year ended September 30:
Net Income:
   As Reported                                           $  1,999      $    823           $      1,282
   Pro Forma                                             $  1,888      $    500           $        953

Basic Earnings Per Common Share:
   As Reported                                           $    .44      $    .16           $        .25
   Pro Forma                                             $    .42      $    .10           $        .19

Diluted Earnings Per Common Share:
   As Reported                                           $    .41      $    .14           $        .23
   Pro Forma                                             $    .40      $    .09           $        .17


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for the grants awarded in 1999 and 1998, respectively:

                                               S e p t e m b e r  30,
                                       1 9 9 9         1 9 9 8       1 9 9 7

Dividend Yields                          0.00%           0.00%        0.00%
Expected Volatility                     88.86%         131.54%      105.29%
Risk-Free Interest Rate                  5.41%           4.32%        5.99%
Expected Lives                          4 Years        5.5 Years    4 Years

The weighted-average fair value of options granted was $1.42, $2.40 and $1.73 for the years ended September 30, 1999, 1998 and 1997, respectively.

The following table summarizes information about stock options at September 30, 1999:

                                 Outstanding                                      Exercisable
                                   Weighted          Weighted                     Weighted
  Range of                         Remaining         Average                      Average
Exercise Prices       Shares     Contractual Life  Exercise Price    Shares     Exercise Price
---------------       ------     ----------------  --------------    ------     --------------

$0.56 - $2.00       1,157,918        4.2 Years    $    1.47        717,988        $   1.35
$2.01 - $3.69       1,106,000        6.3 Years    $    2.45        712,000        $   2.25
                    ---------                                    ---------
                    2,263,918        4.9 Years    $    1.95      1,429,988        $   1.80
                    =========                                    =========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[11] Income Taxes Expense

The provision for income tax expense consists of the following:

                                                                                                 S e p t e m b e r  30,
                                                                                      1 9 9 9            1 9 9 8             1 9 9 7
                                                                                      -------            -------             -------
Current:
   Federal                                                                            $ 1,283            $   524            $   836
   Utilization of Net Operating Loss Carryforward                                          (5)               (13)              (423)
   State and City                                                                         623                278                453
   Utilization of Net Operating Loss Carryforward                                        --                 --                 (230)
                                                                                      -------            -------            -------
   Total Current                                                                        1,901                789                636
                                                                                      -------            -------            -------
Deferred [Benefit]:
   Federal                                                                               (200)               (50)               (61)
   State and City                                                                         (97)               (29)               (23)
                                                                                      -------            -------            -------
   Total Deferred                                                                        (297)               (79)               (84)
                                                                                      -------            -------            -------
   Total Income Tax Expense                                                           $ 1,604            $   710            $   552
                                                                                      =======            =======            =======

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                                                      S e p t e m b e r  30,
                                                                          1 9 9 9          1 9 9 8          1 9 9 7
                                                                          -------          -------          -------

Federal Statutory Rate                                                      34.0%            34.0%            34.0%
Non Deductible Expenses                                                      2.2              1.9              4.4
Benefit of Net Operating Loss Carryforward                                   (.1)             (.9)           (23.1)
Change in Deferred Tax Asset Valuation Allowance                              --               --              7.8
State and City Income Taxes [Net of Federal Tax Benefit]                    11.5             12.0              8.1
Other                                                                       (3.1)             (.7)            (1.1)
                                                                           -----             ----             ----
   Effective Rate                                                           44.5%            46.3%            30.1%
                                                                           =====             ====             ====

The major  components  of  deferred  income tax assets  and  liabilities  are as follows:
                                                 September 30,
                                           1 9 9 9           1 9 9 8
Deferred Tax Liabilities:
   Cash Basis Adjustments                $      --          $    (89)
   Accelerated Depreciation                    (65)              (90)
   Other                                        --                (9)
                                         ---------          --------
   Total Deferred Tax Liabilities              (65)             (188)
                                         ---------          --------
Deferred Tax Assets:
   Rent Deferrals                              276               240
   Net Operating Loss                           --                 5
   Reserves                                    121                79
   Other                                        47                --
   Deferred Revenue                             72                27
                                         ---------          --------
   Total Deferred Tax Assets                   516               351
                                         ---------          --------
Net Deferred Tax Asset                   $     451          $    163
                                         =========          ========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[11] Income Taxes Expense [Continued]

The provision for income tax expense consists of the following:

                                                    September 30,
                                                 1 9 9 9      1 9 9 8
                                                 -------      -------

Net Current Deferred Tax Asset [Liability]      $    127    $    (14)
Net Noncurrent Deferred Tax Asset                    324         177
                                                --------    --------
   Net Deferred Tax Asset                       $    451    $    163
                                                ========    ========

As of September 30, 1999, the net current deferred tax asset is included in other current assets in the accompanying balance sheet.

As of September 30, 1998, the net current deferred tax liability is included in other current liabilities in the accompanying balance sheet.

[12] Earnings Per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended September 30, 1999, 1998 and 1997:

                                                               S e p t e m b e r  30,
                                                    1 9 9 9           1 9 9 8         1 9 9 7
                                                    -------           -------         -------

Basic Earnings Per Common Share                   $        .44      $      .16      $       .25
                                                   ===========       =========       ==========

Weighted Average Shares Outstanding - Basic          4,517,298       5,134,122        5,131,751
Dilutive Options                                       368,401         851,197          502,055
                                                   -----------       ---------       ----------

Weighted Average Shares Outstanding - Diluted        4,885,699       5,985,319        5,633,806
                                                   ===========       =========       ==========

   Diluted Earnings Per Common Share              $        .41      $      .14      $       .23
                                                   ===========       =========       ==========

[13] Retirement Plan

The Company maintains a 401[k] savings plan which covers substantially all employees. Under the plan, employees may elect to defer up to 15% of their salary, subject to the Internal Revenue Code limits. The Company may make a discretionary match as well as a discretionary contribution. No discretionary match or contribution was made, and no amount was charged to operations, during the years ended September 30, 1999, 1998 or 1997.

[14] Segment Information

Significant Customers - For the year ended September 30, 1999, one customer accounted for 10% of revenues from continuing operations. For the year ended September 30, 1998, another customer accounted for 14% of revenues from continuing operations. For the year ended September 30 1997, two customers each accounted for 11% of revenues from continuing operations.

Geographic Information - For the years ended September 31, 1999, 1998 and 1997, the Company derived substantially all of its revenues from businesses located in the United States, and no other country accounted for more than 10% of the Company's revenues.

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[14] Segment Information [Continued]

Business Segments - The Company is provider of staffing services organized into two primary operating divisions: temporary staffing and consulting and executive search and full-time contingency recruitment. The temporary staffing and consulting division provides services to companies seeking personnel in the information technology, accounting, human resources and legal areas. The executive search and full-time contingency recruitment division comprises ten lines of business, including five industry [capital markets, publishing and new media, healthcare and fashion services and banking], and five functional [information technology, accounting, human resources, legal and administrative support].

The Company evaluates performance based on the segments' profit from operations before unallocated corporate overhead. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies [see Note 2].

                                                  Temporary      Executive
                                                  Staffing and   Search and
                                                  Consulting     Full-Time         Corporate                     Total
                                                  ----------     ---------         ---------                     -----

Year ended September 30, 1999:
   Revenues                                     $     32,894   $     23,435      $      --        $     56,329
   Income from Operations                       $      2,424   $      2,328      $    (993)       $      3,759
   Capital Expenditures                         $        235   $        354      $     104        $        693
   Total Assets                                 $      6,401   $      7,508      $   4,439        $     18,348
   Depreciation and Amortization                $        253   $        210      $     197        $        660

Year ended September 30, 1998:
   Revenues                                     $     26,865   $     17,774      $      --        $     44,639
   Income from Operations                       $      1,206   $      1,159      $    (743)       $      1,622
   Capital Expenditures                         $        185   $        740      $     164        $      1,089
   Total Assets                                 $      6,268   $      6,643      $   3,824        $     16,735
   Depreciation and Amortization                $        209   $        162      $     145        $        516

Year ended September 30, 1997:
   Revenues                                     $     14,479   $     14,517      $      --        $     28,996
   Income from Operations                       $      1,129   $      1,085      $    (523)       $      1,691
   Capital Expenditures                         $        201   $        471      $     119        $        791
   Segment Assets                               $      5,064   $      3,980      $   3,771        $     12,815
   Depreciation and Amortization                $        122   $        113      $     102        $        337

Reconciliation to Net Income:

                                                       Ye a r s  e n d e d
                                                     S e p t e m b e r  30,
                                               1 9 9 9    1 9 9 8      1 9 9 7

Segment Income from Operations             $    3,759   $   1,622    $   1,691
Unallocated Amounts:
   Interest and Dividend Income                   110         128          133
   Interest Expense                              (269)       (219)         (27)
   Realized Gain on Investments                     3           2           37
                                           ----------   ---------    ---------
   Income Before Income Tax Expense        $    3,603   $   1,533    $   1,834
                                           ==========   =========    =========

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


[15] Fair Value of Financial Instruments

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

[16] Quarterly Information [Unaudited]

                                                   Q u a r t e r  E n d e d
                                     December 31,    March 31,   June 30,     September 30,
Fiscal 1999:
   Revenues                          $   11,516     $ 12,779    $  16,151      $  15,928
   Income from Operations                   342          733        1,768            926
   Net Income                               165          372          929            533
   Net Income per Share - Basic             .03          .08          .21            .12
   Net Income per Share - Diluted           .03          .08          .20            .11

[17] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statements No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

              INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE


To the Stockholders and Board of Directors of The Solomon-Page Group Ltd.


         Our report on the consolidated financial statements of The Solomon-Page Group Ltd. and subsidiary as of September 30, 1999 and 1998 is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related accompanying financial statement Schedule II -Valuation and Qualifying Accounts.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.
Cranford, New Jersey
November 16, 1999

THE SOLOMON-PAGE GROUP LTD. AND SUBSIDIARY


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SEPTEMBER 30, 1999



                                                                       Additions
                                                    Balance at    Charged     Charged to              Balance at
                                                    Beginning   to Costs and  Other                      End
Description                                         of Period    Expenses     Accounts    Deductions  of Period
-----------                                         ---------    --------     --------    ----------  ---------

Year Ended September 30, 1999:
   Deducted from Assets Accounts:
   Allowance for Doubtful Accounts                  $   25      $  257      $     --      $  222[1]   $   60
   Receivable Allowances                               175          --         1,178       1,133[2]      220
                                                    ------      ------      --------      ------      ------
                                                    $  200      $  257      $  1,178      $1,355      $  280
                                                    ======      ======      ========      ======      ======
Year Ended September 30, 1998:
   Deducted from Assets Accounts:
   Allowance for Doubtful Accounts                  $   25      $   97      $     --      $   97[1]   $   25
   Receivable Allowances                               100          --           753         678[2]      175
                                                    ------      ------      --------      ------      ------
                                                    $  125      $   97      $    753      $  775      $  200
                                                    ======      ======      ========      ======      ======
Year Ended September 30, 1997:
   Deducted from Assets Accounts:
   Allowance for Doubtful Accounts                  $   --      $   25      $     --      $   --      $   25
   Receivable Allowances                                90          --           590         580[2]      100
                                                    ------      ------      --------      ------      ------
                                                    $   90      $   25      $    590      $  580      $  125
                                                    ======      ======      ========      ======      ======

[1] Uncollectible accounts written-off.
[2] Charges to revenue in connection with candidates not satisfying terms of search contract.