Form 10-K/A
period 1999-09-30
SOLOMON PAGE GROUP LTD
filed 2000-01-27
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1999


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                         Commission file number 0-24928

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                   Delaware                              51-0353012
          -------------------------------           ----------------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on December 17, 1999 was approximately $5,093,064. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At January 20, 2000, there were outstanding 4,153,948 shares of the Registrant's Common Stock, $.001 par value.

                                    PART III

ITEM 10.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                                                             Expiration of
                                                            Current Term of
Name                                      Age              Office as Director
----                                      ---              ------------------

Class I Directors:
Lloyd Solomon                              40                     2000
Joel A. Klarreich                          53                     2000
Class II Directors:
Herbert Solomon                            69                     2001
Eric M. Davis                              38                     2001
Class III Directors:
Scott Page                                 34                     2002
Edward Ehrenberg                           69                     2002

         Lloyd Solomon (Class I) has been the Vice Chairman of the Board of Directors and the Chief Executive Officer of the Company since June 1995. Prior to his election to these positions, he had been the President or an Executive Vice President and a director of the Company since the inception of its business in 1990. From 1986 through 1990, Mr. Solomon served as an Executive Vice President of Rand Thomson Consulting Group, a personnel services firm. Mr. Solomon received an M.B.A. from New York University and a B.A. from Boston University. He is the son of Herbert Solomon and the brother-in- law of Scott Page.

         Joel A. Klarreich (Class I) has been a director of the Company since June 1995. Mr. Klarreich has been a practicing attorney since 1968 and member of the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP since 1996. He is general counsel to the Association of Personnel Consultants of New York State, the sole statewide trade association of permanent placement firms in New York. From 1988 to 1996, Mr. Klarreich was a member of the law firm of Klein, Heisler & Klarreich, P.C. He has a B.B.A. from the City College of the City of New York and J.D. from St. John's University School of Law.

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

         Edward Ehrenberg (Class III) has been a director of the Company since June 1995. Mr. Ehrenberg has been the President of Tele-Matic Company, Inc., a wholesale distributor of commercial laundry equipment, since 1999. Prior to that, Mr. Ehrenberg was the President of E.E. Enterprises, a consulting firm, since 1988. Mr. Ehrenberg was Vice President and General Manager of U.S. Operations of Electrocatalytic, Inc., a manufacturer and marketer of cathodic protection and chlorine generating products, from March 1995 to June 1995. He was Executive Vice President of Enzon, Inc., a public biotech company in Piscataway, New Jersey from August 1991 to August 1992. Mr. Ehrenberg has held executive positions with the Ford Motor Company, Xerox, International Harvester and was Chairman and Chief Executive Officer of CH Holdings, Chicago, Illinois prior to moving to New Jersey. Mr. Ehrenberg has an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. from New York University.


ITEM 11.   EXECUTIVE COMPENSATION.

         The following table provides summary information concerning cash and certain other compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 (the "Named Executive Officers") for the three years ended September 30, 1999, 1998, 1997.


                           SUMMARY COMPENSATION TABLE


                                                                                        Long-Term
                                                                                      Compensation
                                        Annual Compensation                             Awards
                                    -----------------------------------------  --------------------------
                                                                 Other Annual  Restricted                      All Other
      Name and                                                   Compensation    Stock                       Compensation
   Principal Position       Year     Salary($)     Bonus($)         ($)(1)     Awards ($)    Options(#)(2)        (3)
   ------------------       ----     ---------     --------         ------     ----------    -------------        ---
Herbert Solomon             1999     $225,000      $130,000           --            --            --           $17,136
Chairman of the Board.......1998      225,000            --           --            --            --            17,136
                            1997      225,000            --           --            --            --            17,136

Lloyd Solomon               1999     $350,000      $312,335(4)        --            --            --           $18,238
Chief Executive Officer.....1998      350,000       100,000           --            --            --            18,238
                            1997      350,000       200,000           --            --            --            18,238

Scott Page                  1999     $200,000    $1,955,239(5)        --            --            --           $13,457
President...................1998      200,000       942,090(5)        --            --            --            13,457
                            1997      200,000       731,505(5)        --            --            --            13,457

Eric M. Davis
Vice President - Finance    1999     $200,000       $50,000           --            --            --                --
Chief Financial Officer.....1998      175,000        25,000           --            --            --                --
                            1997      150,000        25,000           --            --        10,000                --

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

(3) Represents premiums paid by the Company with respect to split-dollar life insurance obtained for the benefit of the Named Executive Officers.
(4) Represents a bonus, the amount of which was calculated and paid in accordance with the terms of Mr. Solomon's employment agreement.
(5) Represents commissions payable under Mr. Page's employment agreement equal to 30% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor.


                  The following table sets forth certain information regarding unexercised stock options held by the Named Executive Officers as of September 30, 1999. No stock options were granted to or exercised by such officers during the fiscal year ended September 30, 1999.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                            Number of Securities Underlying
                               Unexercised Options at          Value of Unexercised in-the-Money Options
                               September 30, 1999(#)                    at September 30, 1999($)
      Name                    Exercisable/Unexercisable               Exercisable/Unexercisable (1)
      ----                    -------------------------               -----------------------------

Herbert Solomon...............         350,000/0                            $294,748/0
Lloyd Solomon.................         350,000/0                            $294,748/0
Scott Page....................         350,000/0                            $294,748/0
Eric M. Davis.................       56,667/23,333                       $44,100/$22,300

--------------------
(1) Based on the market value, as reported on the Nasdaq Small Cap Market, of $2.69 per share of Common Stock at September 30, 1999 and exercise prices ranging from $1.25 to $2.50 per share.


EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of Herbert Solomon, Lloyd Solomon and Scott Page, dated June 14, 1993 and amended June 8, 1995 in the case of Lloyd Solomon and Scott Page, pursuant to which Herbert Solomon agreed to serve as Chairman of the Board of the Company, Lloyd Solomon agreed to serve as Vice Chairman of the Board and Chief Executive Officer of the Company and Scott Page agreed to serve as President of the Company. Pursuant to his employment agreement, Herbert Solomon receives a base salary of $225,000, which amount is to be annually reviewed and may be increased by the Board of Directors and, in addition, payments equal to 20% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor. Pursuant to his employment agreement, Lloyd Solomon receives a base salary of $350,000, which amount is to be annually reviewed and may be increased by the Board of Directors, and, in addition, incentive compensation for each fiscal year during the term of his employment equal to that percentage of the Company's pre-tax operating income as equals the percentage of the Company's revenue represented by the Company's pre-tax operating income. By way of example, in a particular year, should the Company's pre-tax operating income equal 5% of the Company's revenue, Lloyd Solomon would be entitled to receive as incentive compensation an amount equal to 5% of the Company's pre-tax operating income. Pursuant to his employment agreement, Scott Page receives a base salary of $200,000, which amount is to be annually reviewed and may be increased by the Board of Directors and, in addition, payments equal to 30% of the revenues generated by his recruitment and placement activities as a recruitment and placement counselor.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Herbert Solomon, one of three members of the Compensation Committee of the Board of Directors, is a director, executive officer and employee of the Company. The other members of the Compensation Committee are Edward Ehrenberg and Joel A. Klarreich.

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

         As of December 31, 1999, there were options outstanding under the 1993 Incentive Plan with respect to an aggregate of 1,335,918 shares of Common Stock. Of these, Herbert Solomon, Lloyd Solomon and Scott Page held five-year options with respect to 150,000 shares of Common Stock each, at an exercise price of $1.375 per share, all of which were then exercisable. Other employees held options with 10-year terms with respect to an aggregate of 815,918 shares, at exercise prices ranging from $.625 to $3.50 per share. Of such options, Eric M. Davis held options to purchase 30,000 shares exercisable at $2.50 per share and options to purchase 40,000 shares exercisable at $1.25 per share. Each of these options may be exercised as to one-third of the shares covered thereby commencing on the third anniversary of the date of the grant, as to a further one-third of such shares commencing on the fourth anniversary thereof, and as to the remaining shares covered thereby commencing on the fifth anniversary thereof.

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

         As of the date hereof, pursuant to the 1996 Plan, options to purchase 132,156 shares of Common Stock at an exercise price of $2.27 per share and options to purchase 67,844 shares of Common Stock at an exercise price of $2.06 per share have been granted to each of Herbert Solomon, Lloyd Solomon and Scott Page, and options to purchase 10,000 shares of Common Stock at an exercise price of $2.375 have been granted to Eric Davis. As of the date hereof, other employees of the Company held options to purchase 255,500 shares pursuant to the 1996 Plan, at exercise prices ranging from $1.41 per share to $2.81 per share.

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

         As of the date hereof, options to purchase 20,000, 6,000, 6,000, 6,000, 6,000 and 6,000 shares of Common Stock at exercise prices of $2.00, $0.5625, $1.875, $3.688, $1.563 and $2.438 per share, respectively, have been granted pursuant to the Director's Plan, and are held in equal proportions by the Eligible Directors, Edward Ehrenberg and Joel A. Klarreich.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning ownership of the Company's Common Stock as of January 20, 2000 by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer named in the summary compensation table and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each person or entity listed below is the Company's principal executive offices.


      Name and Address                                Shares                 Percentage
of Beneficial Owner (1)                         Beneficially Owned(2)         of Class
-----------------------                         ------------------           ---------
Herbert Solomon............................         862,600(3)                 17.20%
Lloyd Solomon..............................       1,135,000(3)                 21.46%
Scott Page.................................         951,900(3)                 18.64%
Eric M. Davis..............................         190,000(4)                  4.37%
Edward Ehrenberg(5)........................          20,500(6)                    (7)
Joel A. Klarreich(8).......................          20,500(6)                    (7)
All Directors and Executive Officers
 as a Group (6 persons)....................       3,180,500(9)                 43.36%


--------------------------

(1) All of such persons have sole investment and voting power over the shares listed as being beneficially owned by them.
(2) All persons identified below as holding options are deemed to be beneficial owners of shares of Common Stock subject to such options by reason of their right to acquire such shares within 60 days after January 20, 2000.
(3)      Includes  350,000  shares  subject to options.
(4)      Includes  80,000  shares subject to options.
(5)      Mr. Ehrenberg's address is 711 Daylily Drive,  Langhorne,  Pennsylvania
         19047.
(6)      Represents 20,500 shares subject to options.
(7)      Less than 1%.
(8) Mr. Klarreich's address is c/o Tannenbaum Helpern Syracuse & Hirschtritt LLP, 900 Third Avenue, New York, New York 10022.
(9)      Includes 1,171,000 shares subject to options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE SOLOMON-PAGE GROUP LTD.


Dated: January 27, 2000              By: /s/ Lloyd Solomon
                                         -----------------
                                           Lloyd Solomon
                                           Vice Chairman and
                                           Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                    Title                            Date


/s/ Herbert Solomon       Chairman of the Board and Director    January 27, 2000
--------------------
Herbert Solomon


/s/ Lloyd Solomon         Vice Chairman of the Board, Chief     January 27, 2000
--------------------      Executive Officer and Director
Lloyd Solomon              (Principal Executive Officer)


/s/ Scott Page            President and Director                January 27, 2000
--------------------
Scott Page


/s/ Eric M. Davis         Vice President - Finance, Chief       January 27, 2000
--------------------      Financial Officer and Director
Eric M. Davis             (Principal Financial
                          and Accounting Officer)

*/s/ Edward Ehrenberg     Director                              January 27, 2000
--------------------
Edward Ehrenberg


*/s/ Joel A. Klarreich    Director                              January 27, 2000
---------------------
Joel A. Klarreich


    */s/ Eric M. Davis
    -------------------
    By:  Eric M. Davis
    Attorney-in-Fact