Form 10-Q
period 1999-12-31
SOLOMON PAGE GROUP LTD
filed 2000-02-14
CIK 926259

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

                         Commission File Number 0-24928
                         ------------------------------

                           The Solomon-Page Group Ltd
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      51-035301
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1140 Avenue of the Americas, New York, NY                   10036
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

                                 Yes  X   No
                                    -----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At February 10, 2000, there were outstanding 4,152,282 shares of the Registrant's Common Stock, $.001 par value.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------


FORM 10-Q
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------




Part I: FINANCIAL INFORMATION

Item 1: Financial Statements                                         Page Number
                                                                     -----------

Consolidated Balance Sheets as of December 31, 1999                           1
[Unaudited] and September 30, 1999

Consolidated Statements of Operations for the three months                    3
ended December 31, 1999 and 1998 [Unaudited

Consolidated Statements of Cash Flows for the three months                    4
ended December 31, 1999 and 1998 [Unaudited]

Notes to Consolidated Financial Statements [Unaudited]                        6


Item 2: Management's Discussion and Analysis of                               7
        Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About                       11
        Market Risk.

Part II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                   12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                 December 31,          September 30,
                                                                     1999                   1999
                                                                --------------         -------------
                                                                 (Unaudited)
ASSETS:
Current Assets:
  Cash and Cash Equivalents                                          $   949               $   580
  Investments                                                            298                   849
  Accounts receivable - [ Net of Allowances of $280 ]                 11,828                11,416
  Other Current Assets                                                   669                   391
                                                                     -------               -------

 Total Current Assets                                                 13,744                13,236
                                                                     -------               -------

 Property and Equipment:
  Equipment                                                            2,203                 2,022
  Furniture and Fixtures                                                 802                   797
  Leasehold Improvements                                               1,123                 1,103
                                                                     -------               -------

 Totals - At Cost                                                      4,128                 3,922
 Less: Accumulated Depreciation                                        1,810                 1,659
                                                                     -------               -------

 Property and Equipment - Net                                          2,318                 2,263
                                                                     -------               -------

Other Assets:
  Investments                                                            680                   686
  Intangible Assets - [ Net of Accumulated
    Amortization of $351 and $310, Respectively]                       1,403                 1,444
  Web Site Development Costs                                              76                     0
  Deferred Tax Asset                                                     327                   324
  Due from Related Parties                                                91                   135
  Other Assets                                                           258                   260
                                                                     -------               -------

 Total Other Assets                                                    2,835                 2,849
                                                                     -------               -------

 Total Assets                                                        $18,897               $18,348
                                                                     =======               =======



See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                           ---------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (AMOUNTS IN THOUSANDS)

                                                                      December 31,         September 30,
                                                                          1999                 1999
                                                                      -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                 (unaudited)
Current Liabilities:
  Accrued Payroll and Commissions                                    $     4,092            $     4,607
  Accounts Payable and Accrued Expenses                                    1,057                  1,276
  Income Taxes Payable                                                      --                    1,417
  Line of Credit                                                           2,475                    350
  Term Loan Payable                                                          375                    500
  Deferred Revenue                                                           437                    380
  Other Current Liabilities                                                  736                    576
                                                                     -----------            -----------

  Total Current Liabilities                                                9,172                  9,106
                                                                     -----------            -----------

Long-Term Liabilities:
  Term Loan Payable - Net of Current Portion                                 750                    750
  Deferred Credit                                                            636                    638
                                                                     -----------            -----------

  Total Long Term Liabilities                                              1,386                  1,388
                                                                     -----------            -----------


Commitments and Contingencies                                               --                     --
                                                                     -----------            -----------

Stockholders' Equity:
  Preferred stock - $.001 par value; 2,000,000
    shares authorized, none issued or outstanding                           --                     --

  Common stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,163,948
    Shares Issued and 4,153,948 Shares Outstanding at
    December 31, 1999 and September 30, 1999, Respectively                     5                      5

  Additional Paid-in Capital                                               7,428                  7,428

  Accumulated Other Comprehensive Income                                     (16)                    (7)

  Treasury Stock At Cost; 1,010,000 Common Shares
   at December 31, 1999 and September 30, 1999, Respectively              (2,248)                (2,248)

  Retained Earnings                                                        3,170                  2,676
                                                                     -----------            -----------

  Total Stockholders' Equity                                               8,339                  7,854
                                                                     -----------            -----------

  Total Liabilities and Stockholders' Equity                         $    18,897            $    18,348
                                                                     ===========            ===========



See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER
                                 SHARE AMOUNTS)

                                                             Three months ended
                                                             ------------------
                                                                December 31,
                                                                ------------
                                                      1999                    1998
                                                      ----                    ----

Revenue                                           $    15,991             $    11,516
                                                  -----------             -----------

Operating Expenses:
   Selling Expenses                                    12,493                   9,457
   General and Administrative                           2,379                   1,552
   Depreciation and Amortization                          192                     165
                                                  -----------             -----------

  Total Operating Expenses                             15,064                  11,174
                                                  -----------             -----------

 Income from Operations                                   927                     342
                                                  -----------             -----------

Other Income [Expenses]
  Interest and Dividend Income                             35                      26
  Interest Expense                                        (63)                    (76)
  Realized Gain on Investments                              1                    --
                                                  -----------             -----------

  Total Other Expenses                                    (27)                    (50)
                                                  -----------             -----------

Income Before Income Tax Expense                          900                     292

Income Tax Expense                                        406                     127
                                                  -----------             -----------

  Net Income                                      $       494             $       165
                                                  ===========             ===========

Basic Earnings Per Common Share                   $      0.12             $      0.03
                                                  ===========             ===========
Diluted Earnings Per Common Share                 $      0.11             $      0.03
                                                  ===========             ===========
Basic Weighted Average Shares                       4,153,948               4,864,015
                                                  ===========             ===========
Diluted Weighted Average Shares                     4,540,994               5,205,545
                                                  ===========             ===========




See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                                Three months ended
                                                                                ------------------
                                                                                    December 31,
                                                                                    ------------

                                                                                1999             1998
                                                                                ----             ----
Operating Activities:
  Net Income                                                                     $494            $165
                                                                          ------------       ---------
  Adjustments to Reconcile Net Income
   to Net Cash Provided by [Used for] Operating Activities:
    Depreciation and Amortization                                                 192             165
    Deferred Credit                                                                (2)             23
    Net Realized Gain on Investments                                               (1)              0
    Deferred Taxes                                                                 (3)            (48)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                                          (412)            354
    Other  Assets                                                                (276)             34

  Increase [Decrease] in:
    Accounts Payable, Accrued Expenses, Accrued Payroll
       and Commissions                                                           (734)         (1,188)
    Income Tax Payable                                                         (1,417)             88
    Deferred Revenue                                                               57             (31)
    Other Liabilities                                                             160              77
                                                                          ------------       ---------

  Total Adjustments                                                           ($2,436)          ($526)
                                                                          ------------       ---------


Net Cash - Operating Activities                                               ($1,942)          ($361)
                                                                          ------------       ---------

Investing Activities:
  Capital Expenditures                                                           (206)           (412)
  Purchase of Investments                                                           0            (199)
  Proceeds from Sales of Investments                                              549             557
  Web Site Development Costs                                                      (76)              0
  Cash Received from Related Parties                                               44               0
                                                                          ------------       ---------


Net Cash - Investing Activities                                                  $311            ($54)
                                                                          ------------       ---------




See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                                  Three months ended
                                                                                      December 31,

                                                                               1999                1998
                                                                               ----                ----
 .
Financing Activities:
  Borrowings Under Term Loan and Line of Credit                                3,075                  739
  Repayments Under Term Loan and Line of Credit                               (1,075)                  --
  Purchase of Treasury Stock and Warrants                                          0               (1,071)
                                                                        -------------       --------------
  Net Cash - Financing Activities                                             $2,000                ($332)
                                                                        -------------       --------------

  Net Increase [Decrease] in Cash and Cash Equivalents                           369                 (747)

Cash and Cash Equivalents - Beginning of Periods                                 580                  935
                                                                        -------------       --------------

  Cash and Cash Equivalents - End of Periods                                    $949                 $188
                                                                        =============       ==============

Supplemental Cash Flow Information:
    Cash paid during the periods for:
          Interest                                                               $63                  $76
          Income Taxes                                                        $2,157                  $67




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

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 1999 included in The Solomon-Page Group Ltd. Form 10-K.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview
             The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting, human resources, legal and banking areas and generated 58% of the Company's revenue for the three months ended December 31, 1999. The executive search/full-time contingency recruitment division comprises ten lines of business, including five industry (capital markets, publishing and new media, healthcare, fashion services and banking), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated 42% of the Company's revenue for the three months ended December 31, 1999.

            The following is a summary of the Company's consolidated financial and operating data (amounts in thousands, except for per share amounts).

                                                        Three Months Ended
                                                           December 31,
Statement of Operations Data:                       1999                  1998
-----------------------------                       ----                  ----
Revenue                                          $15,991                $11,516
Income from Operations                               927                    342
Income Before Income Tax Expense                     900                    292
Income Tax Expense                                   406                    127
Net Income                                           494                    165
Basic Earnings Per Common Share                    $0.12                  $0.03
Diluted Earnings Per Common Share                  $0.11                  $0.03

Balance Sheet Data:                   December 31, 1999       September 30, 1999
-------------------                   -----------------       ------------------
Working Capital                            $4,572                   $4,130
Total Assets                                18,897                   18,348
Total Liabilities                           10,558                   10,494
Stockholders' Equity                        8,339                    7,854


            The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

Results of Operations

            Revenue increased to $16 million for the three months ended December 31, 1999 from $11.5 million for the three months ended December 31, 1998, an increase of $4.5 million or 39%. These increases were comprised of $1.1 million in temporary staffing and consulting, and $3.4 million in executive search and full time contingency and recruitment for the three months ended December 31, 1999, and were the result of factors further described below.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS [Continued]

            Revenues from the Company's temporary staffing and consulting business were $9.2 million for the three months ended December 31, 1999 compared to $8.1 million for the same period in 1998, an increase of $1.1 million or 14%. The temporary staffing and consulting business experienced increases in revenue within the accounting and human resources divisions compared to the prior period. In addition, the Company's expansion to provide temporary staffing to companies seeking personnel in the legal and banking fields, which commenced operations during 1999, contributed to the increase in revenue. The information technology division experienced an 8% decrease in revenue for the three months ended December 31, 1999 compared to the same period in 1998. This decrease was due primarily to customers focusing on Year 2000 costs, which deferred spending and staffing requirements until calendar year 2000.

             Revenues from the Company's executive search and full time contingency recruitment business were $6.8 million for the three months ended December 31, 1999 compared to $3.4 million for the same period in 1998, an increase of $3.4 million or 100%. All divisions within the executive search and full time contingency recruitment business experienced increases in revenue for the three months ended December 31, 1999 compared to the same period in 1998. The capital markets, publishing and new media, banking and legal divisions experienced the greatest demand for services during the three months ended December 31, 1999 and contributed the largest increases in revenue.

            Selling expenses for the three months ended December 31, 1999 totaled $12.5 million (78% of revenues) compared with $9.5 million (82% of revenues) for the three months ended December 31, 1998. The increase in selling expense is primarily related to commissions earned by personnel within the executive search and full time contingency recruitment business due to increases in revenue. In addition, compensation expenses of temporary personnel as well as increases in employee benefits contributed to the increase in selling expenses.

            General and Administrative expenses were $2.4 million (15% of revenues) for the three months ended December 31, 1999 compared to $1.6 million (14% of revenues) for the same period in 1998. The increase is primarily a result of additional infrastructure costs, which include additional office space and the hiring of support personnel within corporate accounting, information systems and administration. In addition, the Company has incurred $150,000 of expense relating to the development of its web site, which is expected to be operational during the second quarter of 2000.

            Depreciation and Amortization expense for the three months ended December 31, 1999 totaled $192,000, compared to $165,000 for the same period in 1998. Depreciation expense increased principally as a result of capital expenditures made during fiscal 1999. The amortization of intangible assets associated with certain acquisitions also contributed to this increase.

            Income from operations was $927,000 for the three months ended December 31,1999, compared to $342,000 for the three months ended December 31, 1998, primarily due to the factors mentioned in the first three paragraphs of this section.

            Other Income and (Expenses) for the three months ended December 31, 1999 totaled $27,000 of expense, compared to $50,000 of expense for the same period in 1998. The decrease in other expenses primarily was due to a lower average outstanding balance under the Company's line of credit and term loan facility and a concommitant lower interest expense charged for borrowings thereunder.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS [Continued]

            Income Tax Expense for the three months ended December 31, 1999 was $406,000 (45% effective tax rate), compared with $127,000 (44% effective tax rate) for the same period in 1998. The increase in the Company's effective tax rate was due to an increase in certain non-deductible expenses, including a portion of meals, entertainment and premiums on key person life insurance policies.

            Net income was $494,000 for the three months ended December 31, 1999, compared to $165,000 for the three months ended December 31, 1998, due to the factors mentioned in the first three paragraphs of this section.

Liquidity and Capital Resources

            As of December 31, 1999, the Company's sources of liquidity included $1.25 million in cash and cash equivalents and short-term investments. The Company's working capital was $4.6 million at December 31, 1999 compared to $4.1 million at September 30, 1999. The Company has available $680,000 of long-term investments as a source of liquidity if required.

            In February 1999, the Company entered into a $6.5 million credit facility agreement with The Dime Savings Bank. The facility agreement consists of a $5 million working capital line of credit and a term loan of $1.5 million, which are collateralized by all of the Company's assets. The agreement provides for borrowings under the working capital line of credit at 1% above the Dime Reference Rate and expires on February 28, 2002. The term loan shall be paid in 12 quarterly installments commencing May 31, 1999 and ending on February 28, 2002 and bears interest at 1.25% above the Dime Reference Rate. The Dime Reference Rate at December 31, 1999 was 8.50%. At December 31, 1999, there were $2.475 million of borrowings under the working capital line of credit, and $1.125 million was outstanding under the term loan. The credit facility agreement contains various covenants, among which are minimum working capital and tangible net worth requirements and a provision restricting payment of dividends in excess of 50% of net profits.

            Net cash used by operating activities for the three months ended December 31, 1999 was $1.9 million compared to net cash used by operating activities of $361,000 for the same period in 1998. The increase in net cash used by operating activities was due primarily to the payment of income taxes of $1.4 million. Net cash provided by investing activities was $311,000 for the three months ended December 31, 1999, which was primarily due to proceeds from sale of investments of $549,000 offset by $206,000 of capital expenditures. Net cash used in financing activities for the three months ended December 31, 1999 was $2,000,000, which was due to borrowings under the line of credit.

            The Company believes that its current cash position and investment balances, together with financing available under its working capital facility will be sufficient to support current working capital requirements for the next twelve months.

Year 2000 Compliance

            Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems.

            To date the Company has not experienced such problems, nor has the Company incurred material costs or expenses relating to the Year 2000 issue, either on its own account or in ensuring that its key vendors, suppliers or customers were Year 2000 compliant. Computer experts have warned, however, that there may still be residual consequences of the change in centuries. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will occur during the Year 2000. Any such residual consequences could result in information technology system and software failure, the corruption or loss of data contained in the Company's internal information system, and failures affecting the Company's key vendors, suppliers or customers. This in turn may lead to legal action, and may otherwise also have a material adverse effect on the Company's business, results of operations or financial condition.

Impact of Inflation

            Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS [Continued]


New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board["FASB"] issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statements No. 133." This statement defers for one year the effective date of FASB Statement No. 133, "Accounting Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. This statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            Certain financial instruments held by the Company, such as cash, cash equivalents and accounts receivable arising in the ordinary course of business, may subject the Company to concentrations of credit risk.

            While the Company seeks to place its cash and cash equivalents with high credit-quality financial institutions, the Company is still exposed to credit risk for uninsured amounts held by such institutions. Such uninsured amounts subject to credit risk totaled approximately $106,000 on December 31, 1999. The Company does not expect its exposure to such credit risk to cause a material adverse effect on its financial condition or results of operation.

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


Part II: OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

          (A)           Exhibits:
                        ---------

                        27    Financial Data Schedule

          (B)           Reports on Form 8-K:  None

                           THE SOLOMON-PAGE GROUP LTD.
                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 10, 2000             The Solomon-Page Group Ltd.
                                      ---------------------------------------
                                                  (Registrant)




         Date:  February 10, 2000      /s/ Lloyd B. Solomon
                                      ---------------------------------------
                                      Lloyd B. Solomon, Chief Executive Officer




         Date: February 10, 2000       /s/ Eric M. Davis
                                      ----------------------------------------
                                      Eric M. Davis, Chief Financial Officer
                                      Vice President - Finance