Form 10-Q
period 2000-03-31
SOLOMON PAGE GROUP LTD
filed 2000-05-15
CIK 926259

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         Commission File Number 0-24928

                          The Solomon-Page Group Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         51-0353012
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

1140 Avenue of the Americas, New York, NY                          10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 403-6100
                                                   -----------------------------

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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 12, 2000, there were outstanding 4,153,948 shares of the Registrant's Common Stock, $.001 par value.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------



FORM 10-Q
QUARTERLY REPORT
FOR THE SIX MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------

                          Part I: FINANCIAL INFORMATION

Item 1:     Financial Statements                                     Page Number


Independent Accountants Report                                                1

Consolidated Balance Sheets as of March 31, 2000
[Unaudited] and September 30, 1999                                            2

Consolidated Statements of Operations for the three and six months
ended March 31, 2000 and 1999[Unaudited]                                      4

Consolidated Statements of Cash Flows for the six months
ended March  31, 2000 and 1999 [Unaudited]                                    5

Notes to Consolidated Financial Statements [Unaudited]                        7


Item 2:       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  10

Item 3:       Quantitative and Qualitative Disclosures About                 14
              Market Risk.

                           Part II: OTHER INFORMATION


Item 1:       Legal Proceedings                                              14

Item 6:       Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                   15

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of The Solomon-Page Group Ltd.



         We have reviewed the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows of The Solomon-Page Group Ltd. and subsidiary as of March 31, 2000, and for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended [not presented herein]; and in our report dated November 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                 /S/ MOORE STEPHENS, P. C.
                                                 MOORE STEPHENS, P. C.
                                                 Certified Public Accountants.

Cranford, New Jersey
May 11, 2000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                    March 31,             September 30,
                                                                      2000                    1999
                                                                      ----                    ----
                                                                  (Unaudited)
ASSETS:
Current Assets:
  Cash and Cash Equivalents                                         $ 1,559                $   580
  Investments                                                           495                    849
  Accounts Receivable - [ Net of Allowances of $320                  14,963                 11,416
   and $280, Respectively ]
  Other Current Assets                                                  426                    391
                                                                    -------                -------

 Total Current Assets                                                17,443                 13,236
                                                                    -------                -------

 Property and Equipment:
  Equipment                                                           2,302                  2,022
  Furniture and Fixtures                                                806                    797
  Leasehold Improvements                                              1,146                  1,103
                                                                    -------                -------

 Totals - At Cost                                                     4,254                  3,922
 Less: Accumulated Depreciation                                       1,975                  1,659
                                                                    -------                -------

 Property and Equipment - Net                                         2,279                  2,263
                                                                    -------                -------

Other Assets:
  Investments                                                           584                    686
  Intangible Assets - [ Net of Accumulated
    Amortization of $412 and $310, Respectively ]                     1,360                  1,444
  Web Site Development Costs                                            236                      0
  Deferred Tax Asset                                                    350                    324
  Due from Related Parties                                              111                    135
  Other Assets                                                          267                    260
                                                                    -------                -------
 Total Other Assets                                                   2,908                  2,849
                                                                    -------                -------

 Total Assets                                                       $22,630                $18,348
                                                                    =======                =======

See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                           March 31,             September 30,
                                                                             2000                    1999
                                                                       ---------------          --------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                     (unaudited)
Current Liabilities:
  Accrued Payroll and Commissions                                      $     6,937             $     4,607
  Accounts Payable and Accrued Expenses                                      1,642                   1,276
  Income Taxes Payable                                                         628                   1,417
  Line of Credit                                                             1,500                     350
  Term Loan Payable                                                            500                     500
  Deferred Revenue                                                             489                     380
  Other Current Liabilities                                                    355                     576
                                                                       -----------             -----------

  Total Current Liabilities                                                 12,051                   9,106
                                                                       -----------             -----------

Long-Term Liabilities:
  Term Loan Payable - Net of Current Portion                                   500                     750
  Deferred Credit                                                              634                     638
                                                                       -----------             -----------

  Total Long Term Liabilities                                                1,134                   1,388
                                                                       -----------             -----------


Commitments and Contingencies                                                 --                      --
                                                                       -----------             -----------

Stockholders' Equity:
  Preferred stock - $.001 par value; 2,000,000
    shares authorized, none issued or outstanding                             --                      --

  Common stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,163,948
    Shares Issued and 4,153,948 Shares Outstanding at
   March 31, 2000 and September 30, 1999, Respectively                           5                       5

  Additional Paid-in Capital                                                 7,428                   7,428

  Accumulated Other Comprehensive Income                                       (12)                     (7)

  Treasury Stock At Cost; 1,010,000 Common Shares
   at March 31, 2000 and September 30, 1999, Respectively                   (2,248)                 (2,248)

  Retained Earnings                                                          4,272                   2,676
                                                                       -----------             -----------
  Total Stockholders' Equity                                                 9,445                   7,854
                                                                       -----------             -----------
  Total Liabilities and Stockholders' Equity                           $    22,630             $    18,348
                                                                       ===========             ===========

See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER
                                 SHARE AMOUNTS)

                                                   Three months ended                    Six months ended
                                                         March 31,                           March 31,
                                                  2000            1999                2000               1999
                                                  ----            ----                ----               ----

Revenue                                     $    21,617        $    12,779        $    37,608        $    24,295
                                            -----------        -----------        -----------        -----------

Operating Expenses:
   Selling Expenses                              16,295             10,164             28,788             19,561
   General and Administrative                     2,985              1,710              5,364              3,322
   Depreciation and Amortization                    225                172                417                337
                                            -----------        -----------        -----------        -----------

  Total Operating Expenses                       19,505             12,046             34,569             23,220
                                            -----------        -----------        -----------        -----------

 Income from Operations                           2,112                733              3,039              1,075
                                            -----------        -----------        -----------        -----------

Other Income [Expenses]
  Interest and Dividend Income                       24                 21                 59                 47
  Interest Expense                                  (89)               (87)              (152)              (163)
  Realized Gain/(Loss) on Investments                 1                 (7)                 2                 (7)
                                            -----------        -----------        -----------        -----------

  Total Other [Expenses]                            (64)               (73)               (91)              (123)
                                            -----------        -----------        -----------        -----------

Income Before Income Tax Expense                  2,048                660              2,948                952

Income Tax Expense                                  947                288              1,353                415
                                            -----------        -----------        -----------        -----------

  Net Income                                $     1,101        $       372        $     1,595        $       537
                                            ===========        ===========        ===========        ===========

Basic Earnings Per Common Share             $      0.27        $      0.08        $      0.38        $      0.11
                                            ===========        ===========        ===========        ===========
Diluted Earnings Per Common Share           $      0.24        $      0.08        $      0.35        $      0.11
                                            ===========        ===========        ===========        ===========
Basic Weighted Average Shares                 4,153,948          4,607,036          4,153,948          4,750,289
                                            ===========        ===========        ===========        ===========
Diluted Weighted Average Shares               4,612,060          4,893,878          4,576,527          4,993,393
                                            ===========        ===========        ===========        ===========

See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                           Six months ended
                                                                               March 31,

                                                                       2000                  1999
                                                                       ----                  ----
Operating Activities:
  Net Income                                                         $ 1,595              $   537
                                                                     -------              -------
  Adjustments to Reconcile Net Income
   to Net Cash Provided by [Used for] Operating Activities:
    Depreciation and Amortization                                        418                  337
    Deferred Credit                                                       (4)                  47
    Net Realized (Gain)/Loss on Investments                               (2)                   7
    Deferred Taxes                                                       (26)                 (65)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                               (3,547)                (308)
    Other  Assets                                                        (37)                (120)

  Increase [Decrease] in:
    Accounts Payable, Accrued Expenses, Accrued Payroll
       and Commissions                                                 2,696                 (302)
    Income Tax Payable                                                  (789)                 401
    Deferred Revenue                                                     109                  335
    Other Liabilities                                                   (221)                  93
                                                                     -------              -------

  Total Adjustments                                                  ($1,403)             $   425
                                                                     -------              -------


Net Cash - Operating Activities                                      $   192              $   962
                                                                     -------              -------

Investing Activities:
  Capital Expenditures                                                  (332)                (521)
  Purchase of Investments                                               (200)                (399)
  Proceeds from Sales of Investments                                     648                  549
   Acquisitions of and Additions to Trade Names                          (17)                   0
   Web Site Development Costs                                           (236)                   0
   Cash Received from Related Parties                                     24                    0
                                                                     -------              -------

Net Cash - Investing Activities                                      ($  113)             ($  371)
                                                                     -------              -------


See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                        Six months ended
                                                                           March 31,

                                                                  2000                  1999
                                                                  ----                  ----

Financing Activities:
   Borrowings Under Term Loan and Line of Credit                 5,125                   239
   Repayments Under Term Loan and Line of Credit                (4,225)                    0
  Purchase of Treasury Stock and Warrants                            0                (1,232)
                                                               -------               -------
  Net Cash - Financing Activities                              $   900               ($  993)
                                                               -------               -------

  Net Increase [Decrease] in Cash and Cash Equivalents             979                  (402)

Cash and Cash Equivalents - Beginning of Periods                   580                   935
                                                               -------               -------

  Cash and Cash Equivalents - End of Periods                   $ 1,559               $   533
                                                               =======               =======

Supplemental Cash Flow Information:
    Cash paid during the periods for:
          Interest                                             $   151               $   163
          Income Taxes                                         $ 2,157               $    80


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

[3] Business Segments

Business Segments - The Company is a provider of staffing services organized into two primary operating divisions: temporary staffing and consulting and executive search and full-time contingency recruitment. The temporary staffing and consulting division provides services to companies seeking personnel in the information technology, accounting, human resources, legal and banking areas. The executive search and full-time contingency recruitment division comprises ten lines of business, including five industry [ capital markets, publishing and new media, healthcare, fashion services and banking], and five functional [information technology, accounting, human resources, legal and administrative support].

THE SOLOMON-PAGE GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Business Segments [Continued]

The Company evaluates performance based on the segments' profit from operations before unallocated corporate overhead.

                                                 Three Months Ended                          Three Months Ended
                                                    March 31, 2000                              March 31, 1999
                                            Staffing              Search              Staffing              Search
                                            --------              ------              --------              ------
Revenues                                    $ 9,900              $11,700              $ 7,800              $ 5,000
Segment profit                                  956                1,939                  591                  616
Segment Assets                                7,895                9,260                5,875                6,891


                                                  Six Months Ended                          Six Months Ended
                                                   March 31, 2000                            March 31, 1999
                                            Staffing             Search               Staffing              Search
                                            --------             ------               --------              ------
Revenues                                    $19,100              $18,500              $15,900              $8,400
Segment profit                                1,375                2,787                  754                 787


A reconciliation of combined segment profit to consolidated net income is as follows:

                                                  Three Months Ended                         Six Months Ended
                                                       March 31,                                March 31,
                                              2000                1999                 2000                 1999
                                              ----                ----                 ----                 ----
Total profit for reportable segments        $2,895               $1,207               $4,162               $1,541
Interest expense                               (89)                 (87)                (152)                (163)
Corporate overhead                            (758)                (460)              (1,062)                (426)
Income tax expense                            (947)                (288)              (1,353)                (415)
Net income                                   1,101                  372                1,595                  537

THE SOLOMON-PAGE GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[4] Subsequent Event

            On March 31, 2000, the Company announced that it had entered into a definitive agreement under which a Management Group would acquire, through a one-step cash merger (the "Merger"), all of the outstanding publicly held Common Stock at a price of $4.25 per share. On April 7, 2000, William Straub, purportedly a stockholder of the Company, filed a class action complaint against the Company and each of the Company's directors in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint alleges, among other things, that: (i) the Merger is in furtherance of a wrongful plan to take private the Company in a transaction that is inherently unfair to them and is a product of the Management Group's conflict of interest, and (ii) the defendants have violated their duty of fair dealing, as well as their fiduciary duties to the stockholders of the Company. The complaint seeks, among other things, a judgement (i) certifying that the lawsuit may be maintained as a class actions,
(ii) granting preliminary and permanent injunctive relief against the consummation of the Merger, (iii) in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages to the members of the purported class, (iv) ordering the defendants to pay to the members of the purported class damages suffered and to be suffered by them as a result of these alleged wrongs, and (v) awarding the plaintiff costs, including counsel fees and expert fees. The Company and the defendant directors have not yet responded to the complaint.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

             The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting, human resources, legal and banking areas and generated 51% of the Company's revenue for the six months ended March 31, 2000 (58% for the fiscal year ended September 30, 1999). The executive
search/full-time   contingency  recruitment  division  comprises  ten  lines  of business, including five industry (capital markets, publishing and new media, healthcare, fashion services and banking), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated 49% of the Company's revenue for the six months ended March 31, 2000 (42% for the fiscal year ended September 30, 1999).

            On March 31, 2000, the Company entered into a definitive agreement under which a management group would acquire, through a one-step cash merger, all of the outstanding publicly held Common Stock at a price of $4.25 per share. The transaction was approved by the Company's Board of Directors (whose members include the management group), acting upon the unanimous recommendation of a Special Committee of the Board comprising two independent, unaffiliated directors. In reaching its decision, the Special Committee was advised by its financial advisor, Legg Mason Wood Walker, Incorporated, which rendered a written opinion that the merger price is fair from a financial point of view to the holders of Common Stock (other than the members of the management group). In light of the recent developments involving the Company discussed below under "Results of Operations," including the substantial increase in the Company's earnings for the three months ended March 31, 2000, in part the result of a single transaction within the capital markets division, and the recent departure of key personnel, the Special Committee and its financial advisor are currently reassessing the merger terms. There can be no assurance that the proposed merger will be consummated on its existing terms or on any revised terms that may be agreed upon by the management group and the Special Committee.

            The following is a summary of the Company's consolidated financial and operating data (amounts in thousands, except for per share amounts).

                                                     Three Months Ended                   Six Months Ended
                                                         March 31,                            March 31,
Statement of Operations Data:                    2000               1999              2000              1999
-----------------------------                    ----               ----              ----              ----
Revenue                                         $21,617           $12,779           $37,608           $24,295
Income from Operations                            2,112               733             3,039             1,075
Income Before Income Tax Expense                  2,048               660             2,948               952
Income Tax Expense                                  947               288             1,353               415
Net Income                                        1,101               372             1,595               537
Basic Earnings Per Common Share                 $  0.27           $  0.08           $  0.38           $  0.11
Diluted Earnings Per Common Share               $  0.24           $  0.08           $  0.35           $  0.11

Balance Sheet Data:                           March 31, 2000             September 30, 1999
-------------------                           --------------             ------------------
Working Capital                                  $ 5,392                      $ 4,130
Total Assets                                      22,630                       18,348
Total Liabilities                                 13,185                       10,494
Stockholders' Equity                               9,445                        7,854

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Continued]

Results of Operations

            The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

            Revenue increased to $21.6 million for the three months ended March 31, 2000 from $12.8 million for the three months ended March 31, 1999, an increase of $8.8 million or 69%. The increase comprised $2.1 million in temporary staffing and consulting, and $6.7 million in executive search and full time contingency and recruitment, and was the result of factors described below.

            Revenue increased to $37.6 million for the six months ended March 31, 2000 from $24.3 million for the six months ended March 31, 1999, an increase of $13.3 million or 55%. The increase comprised of $3.2 million in temporary staffing and consulting, and $10.1 million in executive search and full time contingency and recruitment, and was the result of factors further described below.

            Revenues from the Company's temporary staffing and consulting business were $9.9 million and $19.1 for the three and six months ended March 31, 2000 respectively, compared to $7.8 million and $15.9 million for the same periods in 1999, an increase of $2.1 million or 27% and $3.2 million or 21%, respectively. The temporary staffing and consulting business experienced increases in revenue within the accounting and human resources divisions compared to the prior period. In addition, the Company's expansion to provide temporary staffing to companies seeking personnel in the legal and banking fields, which commenced operations during 1999, contributed to the increase in revenue. The information technology division experienced a 6% decrease in revenue for the six months ended March 31, 2000 compared to the same period in 1999. At the end of the period, several key personnel who supported the largest customer of the information technology division left the Company's employ. The Company understands that such personnel have entered into competition with the Company. The Company anticipates that its information technology division will be adversely affected by such departures, but is presently unable to determine the extent of such effect.

            Revenues from the Company's executive search and full time contingency recruitment business were $11.7 million and $18.5 for the three and six months ended March 31, 2000 compared to $5 million and $8.4 million for the same periods in 1999, an increase of $6.7 million or 134% and $10.1 million or 120% respectively. All divisions within the executive search and full time contingency recruitment business experienced increases in revenue for the six months ended March 31, 2000 compared to the same period in 1999. The capital markets, publishing and new media, banking and accounting divisions contributed the largest increases in revenue during the six months ended March 31, 2000. The Company believes the results were favorably impacted by the strong U.S. economy and extraordinarily low unemployment rate. Revenues for the quarter ended March 31, 2000 were favorably impacted by a single transaction within the capital markets division that resulted in $3.05 million in revenue for the Company. The transaction resulted in more than seven times the amount of revenue produced by any single previous transaction by the Company. The Company does not anticipate any similar large transaction or any increase in revenues related to this transaction or the customer from which the revenue was derived.

            Selling expenses for the three and six months ended March 31, 2000 totaled $16.3 million (75% of revenues) and $28.8 million (77% of revenues) compared with $10.1 million (80% of revenues) and $19.6 million (81% of revenues) for the same periods in 1999. The increase in selling expense is primarily the result of increased commissions earned by personnel within the executive search and full time contingency recruitment business related to increases in revenue. In addition, compensation expenses of temporary personnel as well as increases in employee benefits contributed to the increase in selling expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Continued]

            General and Administrative expenses for the three and six months ended March 31, 2000 were $3 million (14% of revenues) and $5.4 million (14% of revenues) respectively compared to $1.7 million (14% of revenues) and $3.3 million (14% of revenues) for the same periods in 1999. The increase is primarily a result of additional infrastructure costs, which include additional office space and the hiring of support personnel within corporate accounting, information systems and administration. The Company has incurred $150,000 of expense relating to the development of its web site, which is expected to be operational during the second quarter of 2000. In addition, included in general and administrative expenses are approximately $630,000 of one-time charges relating to the pending management buyout.

            Depreciation and Amortization expense for the three and six months ended March 31, 2000 totaled $225,000 and $417,000 respectively, compared to $172,000 and $337,000 for the same periods in 1999. Depreciation expense increased principally as a result of capital expenditures made during fiscal 1999. The amortization of intangible assets associated with certain acquisitions also contributed to this increase.

            Income from operations was $2,112,000 and $3,039,000 for the three and six months ended March 31, 2000 respectively, compared to $733,000 and $1,075,000 for the same periods in 1999. The increases are primarily due to the factors mentioned in the first four paragraphs of this section. The impact of the aforementioned transaction within the capital markets division as well as the expenses relating to the pending management buyout were significant to income from operations. These above referenced events resulted in an increase to income from operations of approximately $570,000 for the six months ended March 31, 2000.

            Income Tax Expense for the three and six months ended March 31, 2000 was $947,000 (46% effective tax rate) and $1,353,000 (46% effective tax rate) respectively compared with $288,000 (44% effective tax rate) and $415,000 (44% effective tax rate) for the same periods in 1999. The increase in the Company's effective tax rate was due to an increase in certain non-deductible expenses, including a portion of meals, entertainment and premiums on key person life insurance policies.

            Net income for the three and six months ended March 31, 2000 was $1,101,000 and $1,595,000 respectively compared to $372,000 and $537,000 for the same periods in 1999, due to the factors mentioned in the first four paragraphs of this section.

Liquidity and Capital Resources

            As of March 31, 2000 the Company's sources of liquidity included approximately $2.1 million in cash and cash equivalents and short-term investments. The Company's working capital was $5.4 million at March 31, 2000 compared to $4.1 million at September 30, 1999. The Company has available $584,000 of long-term investments as a source of liquidity if required.

            In February 1999, the Company entered into a $6.5 million credit facility agreement with The Dime Savings Bank. The facility agreement consists of a $5 million working capital line of credit and a term loan of $1.5 million, which are collateralized by all of the Company's assets. The agreement provides for borrowings under the working capital line of credit at 1% above the Dime Reference Rate and expires on February 28, 2002. The term loan shall be paid in 12 quarterly installments commencing May 31, 1999 and ending on February 28, 2002 and bears interest at 1.25% above the Dime Reference Rate. The Dime Reference Rate at March 31, 2000 was 9%. At March 31, 2000, there were $1.5 million of borrowings under the working capital line of credit, and $1 million was outstanding under the term loan. The credit facility agreement contains various covenants among, which are minimum working capital and tangible net worth requirements and a provision restricting payment of dividends in excess of 50% of net profits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Continued]

Net cash provided by operating activities for the six months ended March 31, 2000 was $192,000 compared to net cash provided by operating activities of $962,000 for the same period in 1999. Net cash used by investing activities was $113,000 for the six months ended March 31, 2000, which was primarily due to capital expenditures of $332,000, purchase of investments of $200,000 and Web Development costs of $236,000 offset by proceeds from sales of investments of $648,000. Net cash provided in financing activities for the six months ended March 31, 2000 was $900,000, which was due to borrowings under the line of credit.

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

            To date the Company has not experienced such problems, nor has the Company incurred material costs or expenses relating to the Year 2000 issue, either on its own account or in ensuring that its key vendors, suppliers or customers were Year 2000 compliant. Computer experts have warned, however, that there may still be residual consequences of the change in centuries. Any such residual consequences could result in information technology system and software failure, the corruption or loss of data contained in the Company's internal information system, and failures affecting the Company's key vendors, suppliers and customers. This in turn may lead to legal action, and may otherwise also have a material adverse effect on the Company's business, results of operations or financial condition.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            Certain financial instruments held by the Company, such as cash, cash equivalents and accounts receivable arising in the ordinary course of business, may subject the Company to concentrations of credit risk.

            While the Company seeks to place its cash and cash equivalents with high credit-quality financial institutions, the Company is still exposed to credit risk for uninsured amounts held by such institutions. Such uninsured amounts subject to credit risk totaled approximately $594,000 at March 31, 2000. The Company does not expect its exposure to such credit risk to cause a material adverse effect on its financial condition or results of operation.

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


Part II: OTHER INFORMATION

Item 1.     Legal Proceedings

            On March 31, 2000, the Company announced that it had entered into a definitive agreement under which a Management Group would acquire, through a one-step cash merger (the "Merger"), all of the outstanding publicly held Common Stock at a price of $4.25 per share. On April 7, 2000, William Straub, purportedly a stockholder of the Company, filed a class action complaint against the Company and each of the Company's directors in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint alleges, among other things, that: (i) the Merger is in furtherance of a wrongful plan to take private the Company in a transaction that is inherently unfair to them and is a product of the Management Group's conflict of interest, and (ii) the defendants have violated their duty of fair dealing, as well as their fiduciary duties to the stockholders of the Company. The complaint seeks, among other things, a judgement (i) certifying that the lawsuit may be maintained as a class actions,
(ii) granting preliminary and permanent injunctive relief against the consummation of the Merger, (iii) in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages to the members of the purported class, (iv) ordering the defendants to pay to the members of the purported class damages suffered and to be suffered by them as a result of these alleged wrongs, and (v) awarding the plaintiff costs, including counsel fees and expert fees. The Company and the defendant directors have not yet responded to the complaint.

Item 6.     Exhibits and Reports on Form 8-K

          (A)    Exhibits:

                      27    Financial Data Schedule

          (B)    Reports on Form 8-K:

                      Current Report on Form 8-K dated March 31, 2000, reporting
                      Item 5, Other Events, filed on April 3, 2000.

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


                                   The Solomon-Page Group Ltd.
                                   ---------------------------
                                         (Registrant)




          Date:  May 12, 2000     /s/ Lloyd B. Solomon
                                  ---------------------------------------
                                  Lloyd B. Solomon, Chief Executive Officer




          Date: May 12, 2000      /s/ Eric M. Davis
                                  -----------------------------------------
                                  Eric M. Davis, Chief Financial Officer
                                  Vice President - Finance