Form 10-Q
period 2000-06-30
SOLOMON PAGE GROUP LTD
filed 2000-08-10
CIK 926259

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                         Commission File Number 0-24928

                           The Solomon-Page Group Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        51-0353012
------------------------                           ---------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
or organization)                                   Identification No.)

1140 Avenue of the Americas, New York, NY                 10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (212) 403-6100


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

                                 Yes  /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 8, 2000, there were outstanding 4,153,948 shares of the Registrant's Common Stock, $.001 par value.

THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------



FORM 10-Q
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                          Part I: FINANCIAL INFORMATION

Item 1:           Financial Statements                               Page Number
                                                                     -----------



Independent Accountants Report                                           1
Consolidated Balance Sheets as of June 30, 2000
 [Unaudited] and September 30, 1999                                      2
Consolidated Statements of Operations for the three
 and nine months ended June 30, 2000 and 1999[Unaudited]                 4
Consolidated Statements of Cash Flows for the nine months
ended June 30, 2000 and 1999 [Unaudited]                                 5
Notes to Consolidated Financial Statements [Unaudited]                   7


Item 2:           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9

Item 3:           Quantitative and Qualitative Disclosures About        14
                  Market Risk

                           Part II: OTHER INFORMATION


Item 1:           Legal Proceedings                                     14
Item 6:           Exhibits and Reports on Form 8-K                      14
SIGNATURES                                                              16

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors of The Solomon-Page Group Ltd.



         We have reviewed the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows of The Solomon-Page Group Ltd. and subsidiary as of June 30, 2000, and for the three month and nine month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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



                                               /S/ MOORE STEPHENS, P. C.
                                               -------------------------
                                               MOORE STEPHENS, P. C.
                                               Certified Public Accountants.

Cranford, New Jersey
August 8, 2000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              June 30,            September 30,
                                                                2000                   1999
                                                                ----                   ----
                                                             (Unaudited)
ASSETS:
Current Assets:
  Cash and Cash Equivalents                                    $   557                $   580
  Investments                                                      695                    849
  Accounts Receivable - [ Net of Allowances of $400             15,816                 11,416
   and $280, Respectively ]
  Other Current Assets                                             585                    391
                                                               -------                -------

 Total Current Assets                                           17,653                 13,236
                                                               -------                -------

 Property and Equipment:
  Equipment                                                      2,367                  2,022
  Furniture and Fixtures                                           811                    797
  Leasehold Improvements                                         1,148                  1,103
                                                               -------                -------

 Totals - At Cost                                                4,326                  3,922
 Less: Accumulated Depreciation                                  2,110                  1,659
                                                               -------                -------

 Property and Equipment - Net                                    2,216                  2,263
                                                               -------                -------

Other Assets:
  Investments                                                      683                    686
  Intangible Assets - [ Net of Accumulated
    Amortization of $464 and $310, Respectively ]                1,324                  1,444
  Deferred Tax Asset                                               314                    324
  Due from Related Parties                                         111                    135
  Other Assets                                                     721                    260
                                                               -------                -------

 Total Other Assets                                              3,153                  2,849
                                                               -------                -------

 Total Assets                                                  $23,022                $18,348
                                                               =======                =======


See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                           June 30,                  September 30,
                                                                             2000                        1999
                                                                             ----                        ----
LIABILITIES AND STOCKHOLDERS' EQUITY:                                     (unaudited)
Current Liabilities:
  Accrued Payroll and Commissions                                        $     6,707             $     4,607
  Accounts Payable and Accrued Expenses                                        1,702                   1,276
  Income Taxes Payable                                                         1,209                   1,417
  Line of Credit                                                                 750                     350
  Term Loan Payable                                                              500                     500
  Deferred Revenue                                                               333                     380
  Other Current Liabilities                                                      501                     576
                                                                         -----------             -----------

  Total Current Liabilities                                                   11,702                   9,106
                                                                         -----------             -----------

Long-Term Liabilities:
  Term Loan Payable - Net of Current Portion                                     375                     750
  Deferred Credit                                                                632                     638
                                                                         -----------             -----------

  Total Long Term Liabilities                                                  1,007                   1,388
                                                                         -----------             -----------


Commitments and Contingencies                                                   --                      --
                                                                         -----------             -----------

Stockholders' Equity:
  Preferred stock - $.001 par value; 2,000,000
    shares authorized, none issued or outstanding                               --                      --

  Common stock - Par Value $.001 Per Share;
    Authorized 20,000,000 Shares, 5,163,948
    Shares Issued and 4,153,948 Shares Outstanding at
   June 30, 2000 and September 30, 1999, Respectively                              5                       5

  Additional Paid-in Capital                                                   7,428                   7,428

  Accumulated Other Comprehensive Income                                         (11)                     (7)

  Treasury Stock At Cost; 1,010,000 Common Shares
   at June 30, 2000 and September 30, 1999, Respectively                      (2,248)                 (2,248)

  Retained Earnings                                                            5,139                   2,676
                                                                         -----------             -----------

  Total Stockholders' Equity                                                  10,313                   7,854
                                                                         -----------             -----------

  Total Liabilities and Stockholders' Equity                             $    23,022             $    18,348
                                                                         ===========             ===========


See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER
                                 SHARE AMOUNTS)

                                                                       Three months ended                 Nine months ended
                                                                             June 30,                            June 30,
                                                                     2000            1999              2000                1999
                                                                     ----            ----              ----                ----

Revenue                                                        $    20,523        $    16,151        $    58,131        $    40,446
                                                               -----------        -----------        -----------        -----------

Operating Expenses:
   Selling Expenses                                                 15,836             12,037             44,623             31,598
   General and Administrative                                        2,853              2,175              8,218              5,497
   Depreciation and Amortization                                       187                171                605                508
                                                               -----------        -----------        -----------        -----------

  Total Operating Expenses                                          18,876             14,383             53,446             37,603
                                                               -----------        -----------        -----------        -----------

 Income from Operations                                              1,647              1,768              4,685              2,843
                                                               -----------        -----------        -----------        -----------

Other Income [Expenses]
  Interest and Dividend Income                                          25                 27                 84                 74
  Interest Expense                                                     (48)               (56)              (199)              (219)
  Realized Gain/(Loss) on Investments                                    0                (10)                 2                (17)
                                                               -----------        -----------        -----------        -----------

  Total Other [Expenses]                                               (23)               (39)              (113)              (162)
                                                               -----------        -----------        -----------        -----------

Income Before Income Tax Expense                                     1,624              1,729              4,572              2,681

Income Tax Expense                                                     756                800              2,109              1,215
                                                               -----------        -----------        -----------        -----------

  Net Income                                                   $       868        $       929        $     2,463        $     1,466
                                                               ===========        ===========        ===========        ===========

Basic Earnings Per Common Share                                $      0.21        $      0.21        $      0.59        $      0.32
                                                               ===========        ===========        ===========        ===========
Diluted Earnings Per Common Share                              $      0.18        $      0.20        $      0.52        $      0.30
                                                               ===========        ===========        ===========        ===========
Basic Weighted Average Shares                                    4,153,948          4,405,941          4,153,948          4,636,186
                                                               ===========        ===========        ===========        ===========
Diluted Weighted Average Shares                                  4,948,058          4,753,644          4,700,371          4,913,796
                                                               ===========        ===========        ===========        ===========


See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                                      Nine months ended
                                                                                          June 30,
                                                                                   2000                  1999
                                                                                   ----                  ----
Operating Activities:
  Net Income                                                                      $ 2,463              $ 1,466
                                                                                  -------              -------
  Adjustments to Reconcile Net Income
   to Net Cash Provided by [Used for] Operating Activities:
    Depreciation and Amortization                                                     605                  508
    Deferred Credit                                                                    (6)                  70
    Net Realized (Gain)/Loss on Investments                                            (2)                  19
    Deferred Taxes                                                                     10                  (65)

  Change in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                                            (4,400)                (677)
    Other  Assets                                                                    (655)                (189)

  Increase [Decrease] in:
    Accounts Payable, Accrued Expenses, Accrued Payroll
       and Commissions                                                              2,526                1,690
    Income Tax Payable                                                               (208)                 548
    Deferred Revenue                                                                  (47)                 368
    Other Liabilities                                                                 (75)                  65
                                                                                  -------              -------

  Total Adjustments                                                               ($2,252)             $ 2,337
                                                                                  -------              -------


Net Cash - Operating Activities                                                   $   211              $ 3,803
                                                                                  -------              -------

Investing Activities:
  Capital Expenditures                                                               (404)                (542)
  Purchase of Investments                                                            (494)                (399)
  Proceeds from Sales of Investments                                                  648                  549
   Acquisitions of and Additions to Trade Names                                       (33)                   0
   Cash Received from Related Parties                                                  24                    0
                                                                                  -------              -------


Net Cash - Investing Activities                                                   ($  259)             ($  392)
                                                                                  -------              -------


See Notes to Consolidated Financial Statements.

                           THE SOLOMON-PAGE GROUP LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                             (AMOUNTS IN THOUSANDS)

                                                                           Nine months ended
                                                                                June 30,

                                                                        2000            1999
                                                                        ----            ----

Financing Activities:
   Borrowings Under Term Loan and Line of Credit                         7,000            3,114
   Repayments Under Term Loan and Line of Credit                        (6,975)          (4,839)
  Purchase of Treasury Stock and Warrants                                    0           (1,752)
                                                                       -------          -------
  Net Cash - Financing Activities                                      $    25          ($3,477)
                                                                       -------          -------

  Net [Decrease] in Cash and Cash Equivalents                              (23)             (66)

Cash and Cash Equivalents - Beginning of Periods                           580              935
                                                                       -------          -------

  Cash and Cash Equivalents - End of Periods                           $   557          $   869
                                                                       =======          =======

Supplemental Cash Flow Information:
    Cash paid during the periods for:
          Interest                                                     $   182          $   219
          Income Taxes                                                 $ 2,373          $   768


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

[2] Summary of Significant Accounting Policies

Accumulated Other Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of October 1, 1998. SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components, however it has had no material impact on the Company's net income or total stockholders' equity. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists entirely of accumulated net of tax unrealized losses on available-for-sale securities.

Reclassification - Certain prior period amounts have been reclassified to conform to the current period presentation.

[3] Business Segments

Business Segments - The Company is a provider of staffing services organized into two primary operating divisions: temporary staffing and consulting and executive search and full-time contingency recruitment. The temporary staffing and consulting division provides services to companies seeking personnel in the information technology, accounting, human resources, legal and banking areas. The executive search and full-time contingency recruitment division comprises ten lines of business, including five industry, capital markets, publishing and new media, healthcare, fashion services and banking, and five functional information technology, accounting, human resources, legal and administrative support.

THE SOLOMON-PAGE GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Business Segments [Continued]

The Company evaluates performance based on the segments' profit from operations before unallocated corporate overhead. (Amounts in Thousands)

                           Three Months Ended          Three Months Ended
                              June 30, 2000               June 30, 1999
                        Staffing         Search     Staffing       Search
                        --------         ------     --------       ------
Revenues                 $10,868         $9,655      $8,412        $7,739
Segment profit               897          1,320         958         1,271
Segment Assets             9,750          8,586       7,175         6,622

                              Nine Months Ended          Nine Months Ended
                                 June 30, 2000              June 30, 1999
                        Staffing         Search     Staffing       Search
                        --------         ------     --------       ------
Revenues                 $29,967         $28,164     $24,280       $16,166
Segment profit             2,160           4,018       1,697         2,074

A reconciliation of combined segment profit to consolidated net income is as follows:

                                          Three Months Ended         Nine Months Ended
                                                March 31,               June 30, 1999
                                           2000          1999          2000         1999
                                           ----          ----          ----         ----
Total profit for reportable segments      $2,217        $2,229        $6,178      $3,770
Interest expense                             (48)          (56)         (199)       (219)
Corporate overhead                          (545)         (444)       (1,407)       (870)
Income tax expense                          (756)         (800)       (2,109)     (1,215)
Net income                                   868           929         2,463       1,466

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
         The Company is a specialty niche provider of staffing services organized into two primary operating divisions: temporary staffing/consulting and executive search/full-time contingency recruitment. The temporary staffing/consulting division provides services to companies seeking personnel in the information technology, accounting, human resources, legal and banking areas and generated 52% of the Company's revenue for the nine months ended June 30, 2000 (58% for the fiscal year ended September 30, 1999). The executive
search/full-time   contingency  recruitment  division  comprises  ten  lines  of business, including five industry (capital markets, publishing and new media, healthcare, fashion services and banking), and five functional (information technology, accounting, human resources, legal and administrative support). The executive search/full-time contingency recruitment division generated 48% of the Company's revenue for the nine months ended June 30, 2000 (42% for the fiscal year ended September 30, 1999).

         On June 28, 2000, the Company entered into an amended and restated agreement under which a management group would acquire, through a one-step cash merger, all of the outstanding publicly held Common Stock of the Company at a price of $5.25 per share. Previously, the Company had entered into a similar agreement under which the price to have been paid for the publicly held shares of Common Stock was to be $4.25 per share. Following the announcement of the original merger agreement, a stockholder of the Company, on behalf of a purported class of the Company's stockholders, initiated litigation against the Company and its directors in the Court of Chancery of the State of Delaware. The plaintiff in the litigation sought, among other things, to enjoin the Company's directors from proceeding with the previously announced merger agreement. In light of additional financial data that became available to the Special Committee of the Board of Directors subsequent to the execution of the original agreement, the Special Committee consulted with its financial advisor and requested that negotiations be reopened in respect of the $4.25 merger consideration. After negotiations between the management group and the Special Committee, the management group agreed to increase to $5.25 per share the price to be paid for the publicly held shares.

         The revised transaction, which is structured as a one-step cash merger, was approved by the Company's Board of Directors (whose members include the management group), acting upon the unanimous recommendation of a Special Committee of the Board comprising two independent, unaffiliated directors. In reaching its decision, the Special Committee was advised by its financial advisor, Legg Mason Wood Walker, Incorporated, which rendered a written opinion that the increased merger consideration is fair from a financial point of view to the holders of common stock (other than the members of the management group).

         It is expected that the proposed merger will be voted upon by the Company's stockholders at a meeting of stockholders expected to be held in the third or fourth quarter of the calendar year 2000.

         Under the amended and restated agreement, the merger requires approval both by the holders of 66 2/3% of the outstanding Common Stock and by the holders of a majority of the outstanding Common Stock not owned by the management group. In addition, completion of the merger is subject to the receipt by the management group of financing to consummate the transaction and other customary conditions. The management group has received a commitment letter to provide all of the funds necessary to complete the proposed merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Continued]

         Based upon the increase in the merger consideration and the requirement that the merger be conditioned on the approval of the holders of a majority of the outstanding Common Stock not owned by the management group, the parties to the stockholder litigation have reached an agreement in principle to settle such litigation. The Company and its directors have vigorously denied any wrongdoing or liability in connection with the allegations made in the litigation and have entered into the agreement in principle solely to eliminate the distraction, burden and expense of further litigation. Final settlement of the litigation is conditioned upon, among other things, the consummation of the merger, the completion of confirmatory discovery, the execution of a stipulation of settlement and court approval.

         The following is a summary of the Company's consolidated financial and operating data (amounts in thousands, except for per share amounts).

                                                     Three Months Ended                           Nine Months Ended
                                                         June 30,                                    June 30,
Statement of Operations Data:                     2000                  1999               2000                   1999
-----------------------------                     ----                  ----               ----                   ----
Revenue                                        $20,523                $16,151             $58,131                $40,446
Income from Operations                           1,647                  1,768               4,685                  2,843
Income Before Income Tax Expense                 1,624                  1,729               4,572                  2,681
Income Tax Expense                                 756                    800               2,109                  1,215
Net Income                                         868                    929               2,463                  1,466
Basic Earnings Per Common Share                  $0.21                  $0.21               $0.59                  $0.32
Diluted Earnings Per Common Share                $0.18                  $0.20               $0.52                  $0.30

Balance Sheet Data:                              June 30, 2000                            September 30, 1999
-------------------                              -------------                            ------------------
Working Capital                                     $5,951                                      $4,130
Total Assets                                        23,022                                      18,348
Total Liabilities                                   12,709                                       10,494
Stockholders' Equity                                10,313                                       7,854

Results of Operations

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

         Revenue increased to $20.5 million for the three months ended June 30, 2000 from $16.2 million for the three months ended June 30, 1999, an increase of $4.3 million or 27%. The increase comprised $2.4 million in temporary staffing and consulting, and $1.9 million in executive search and full time contingency and recruitment, and was the result of factors described below.

         Revenue increased to $58.1 million for the nine months ended June 30, 2000 from $40.4 million for the nine months ended June 30, 1999, an increase of $17.7 million or 44%. The increase comprised $5.7 million in temporary staffing and consulting, and $12 million in executive search and full time contingency and recruitment, and was the result of factors further described below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Continued]

         Revenues from the Company's temporary staffing and consulting business were $10.9 million and $30 million for the three and nine months ended June 30, 2000 respectively, compared to $8.5 million and $24.3 million for the same periods in 1999, an increase of $2.4 million or 28% and $5.7 million or 23%, respectively. The temporary staffing and consulting business experienced increases in revenue within the accounting and human resources divisions compared to the prior period. In addition, the Company's expansion to provide temporary staffing to companies seeking personnel in the legal and banking fields, which commenced operations during 1999, contributed to the increase in revenue. The information technology division experienced a 2% decrease in revenue for the nine months ended June 30, 2000 compared to the same period in 1999.

         Revenues from the Company's executive search and full time contingency recruitment business were $9.6 million and $28.1 for the three and nine months ended June 30, 2000 respectively, compared to $7.7 million and $16.1 million for the same periods in 1999, an increase of $1.9 million or 25% and $12 million or 75% respectively. All divisions within the executive search and full time contingency recruitment business experienced increases in revenue for the nine months ended June 30, 2000 compared to the same period in 1999.

         The capital markets, publishing and new media, banking information technology and accounting divisions contributed the largest increases in revenue during the nine months ended June 30, 2000. The Company believes the results were favorably impacted by the strong U.S. economy and extraordinarily low unemployment rate. Revenues for the nine months ended June 30, 2000 were favorably impacted by a single transaction within the capital markets division that resulted in $3.05 million in revenue for the Company. The transaction resulted in more than seven times the amount of revenue produced by any single previous transaction by the Company. The Company believes that the magnitude of the transaction is non-recurring and it does not anticipate any similar large transaction or any increase in revenues related to this transaction or the customer from which the revenue was derived.

         Selling expenses for the three and nine months ended June 30, 2000 totaled $15.9 million (77% of revenues) and $44.6 million (77% of revenues) compared with $12 million (75% of revenues) and $31.6 million (78% of revenues) for the same periods in 1999. The increase in selling expense is primarily the result of increased commissions earned by personnel within the executive search and full time contingency recruitment business related to increases in revenue. In addition, compensation expenses of temporary personnel as well as increases in employee benefits contributed to the increase in selling expenses.

         General and Administrative expenses for the three and nine months ended June 30, 2000 were $2.9 million (14% of revenues) and $8.2 million (14% of revenues) respectively compared to $2.2 million (13% of revenues) and $5.5 million (14% of revenues) for the same periods in 1999. The increase is primarily a result of additional infrastructure costs, which include additional office space and the hiring of support personnel within corporate accounting, information systems and administration. The Company has incurred $180,000 of expense relating to the development of its web site, which became operational during July of 2000. In addition, included in general and administrative expenses are approximately $950,000 of one-time charges relating to the pending management buyout, of which, $320,000 of expenses were incurred during the three months ended June 30, 2000.

         Depreciation and Amortization expense for the three and nine months ended June 30, 2000 totaled $187,000 and $605,000 respectively, compared to $171,000 and $508,000 for the same periods in 1999. Depreciation expense increased principally as a result of capital expenditures made during fiscal 2000. The amortization of intangible assets associated with certain acquisitions also contributed to this increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [Continued]

         Income from operations was $1,647,000 and $4,685,000 for the three and nine months ended June 30, 2000 respectively, compared to $1,768,000 and $2,843,000 for the same periods in 1999. The impact of the aforementioned transaction within the capital markets division as well as the expenses relating to the pending management buyout had a significant effect on income from operations. These above referenced events resulted in an increase to income from operations of approximately $250,000 for the nine months ended June 30, 2000.

         Income Tax Expense for the three and nine months ended June 30, 2000 was $756,000 (47% effective tax rate) and $2,109,000 (46% effective tax rate) respectively compared with $800,000 (46% effective tax rate) and $1,215,000 (45% effective tax rate) for the same periods in 1999. The increase in the Company's effective tax rate was due to an increase in certain non-deductible expenses, including a portion of meals, entertainment and premiums on key person life insurance policies.

         Net income for the three and nine months ended June 30, 2000 was $868,000 and $2,463,000 respectively compared to $929,000 and $1,466,000 for the same periods in 1999, due to the above mentioned factors.

Liquidity and Capital Resources

         As of June 30, 2000 the Company's sources of liquidity included approximately $1.3 million in cash and cash equivalents and short-term investments. The Company's working capital was $5.95 million at June 30, 2000 compared to $4.1 million at September 30, 1999. The Company has available $683,000 of long-term investments as a source of liquidity if required.

         In February 1999, the Company entered into a $6.5 million credit facility agreement with The Dime Savings Bank. The facility agreement consists of a $5 million working capital line of credit and a term loan of $1.5 million, which are collateralized by all of the Company's assets. The agreement provides for borrowings under the working capital line of credit at 1% above the Dime Reference Rate and expires on February 28, 2002. The term loan shall be paid in 12 quarterly installments commencing May 31, 1999 and ending on February 28, 2002 and bears interest at 1.25% above the Dime Reference Rate. The Dime Reference Rate at June 30, 2000 was 9.5%. At June 30, 2000, there was $750,000 of borrowings under the working capital line of credit, and $875,000 was outstanding under the term loan. The credit facility agreement contains various covenants among, which are minimum working capital and tangible net worth requirements and a provision restricting payment of dividends in excess of 50% of net profits.

         Net cash provided by operating activities for the nine months ended June 30, 2000 was $211,000 compared to net cash provided by operating activities of $3,803,000 for the same period in 1999. Net cash used by investing activities was $259,000 for the nine months ended June 30, 2000, which was primarily due to capital expenditures of $404,000, and purchase of investments of $494,000 offset by proceeds from sales of investments of $648,000. Net cash provided in financing activities for the nine months ended June 30, 2000 was $25,000, which was due to borrowings under the line of credit.

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

         While the Company seeks to place its cash and cash equivalents with high credit-quality financial institutions, the Company is still exposed to credit risk for uninsured amounts held by such institutions. Such uninsured amounts subject to credit risk totaled approximately $100,000 at June 30, 2000. The Company does not expect its exposure to such credit risk to cause a material adverse effect on its financial condition or results of operation.

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

Part II: OTHER INFORMATION

Item 1.     Legal Proceedings

         On March 31, 2000, the Company announced that it had entered into a definitive agreement under which a Management Group would acquire, through a one-step cash merger (the "Merger"), all of the outstanding publicly held Common Stock at a price of $4.25 per share. On April 7, 2000, William Straub, purportedly a stockholder of the Company, filed a class action complaint against the Company and each of the Company's directors in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint alleged, among other things, that: (i) the Merger is in furtherance of a wrongful plan to take private the Company in a transaction that is inherently unfair to them and is a product of the Management Group's conflict of interest, and (ii) the defendants have violated their duty of fair dealing, as well as their fiduciary duties to the stockholders of the Company. The complaint sought, among other things, a judgement (i) certifying that the lawsuit may be maintained as a class actions,
(ii) granting preliminary and permanent injunctive relief against the consummation of the Merger, (iii) in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages to the members of the purported class, (iv) ordering the defendants to pay to the members of the purported class damages suffered and to be suffered by them as a result of these alleged wrongs, and (v) awarding the plaintiff costs, including counsel fees and expert fees.

         On June 28, 2000, the parties to the lawsuit reached an agreement in principle to settle the matter, which has been set forth in a memorandum of understanding. In connection with the agreement in principle, (i) the parties agreed to amend the original merger agreement to increase the merger consideration from a right to receive $4.25 per share in cash to a right to receive $5.25 per share in cash; (ii) the parties agreed to amend the original merger agreement to provide that the merger will be conditioned upon the favorable vote of the holders of at least a majority of the shares of common stock that are not owned, directly or indirectly, by any member of the management group (iii)the parties will agree upon a stipulation of settlement, which will expressly provide, among other things, that the defendants have denied and continue to deny that they committed any violations of law, and that the defendants settled the matter to eliminate the distraction, burden and expense of further litigation; and (iv) the plaintiffs' counsel will apply to the appropriate Delaware state court for an award of attorneys' fees and expenses in an aggregate amount not to exceed $125,000, and the Company and the other defendants will not object to this application. The settlement contemplated by the agreement in principle is subject to, among other things, execution of a final stipulation of settlement, the closing of the merger contemplated by the merger agreement, and final court approval.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits:

                 27    Financial Data Schedule

         (B) Reports on Form 8-K: Current report on Form 8-K dated June 28, 2000, filed on June 30, 2000, reporting under Item 5 thereof the execution of the amended and restated merger agreement.

                           THE SOLOMON-PAGE GROUP LTD.
                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       The Solomon-Page Group Ltd.
                                       -------------------------------------
                                                   (Registrant)




            Date:  August 8, 2000      /s/ Lloyd B. Solomon
                                       -------------------------------------
                                       Lloyd B. Solomon, Chief Executive Officer




            Date: August 8, 2000       /s/ Eric M. Davis
                                       ----------------------------------------
                                       Eric M. Davis, Chief Financial Officer
                                       Vice President - Finance