Form 10-K/A
period 1999-09-30
SOLOMON PAGE GROUP LTD
filed 2000-08-22
CIK 926259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K/A
                                (Amendment No. 2)

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999
                          ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to _______________


                         Commission file number 0-24928
                                                -------

                           THE SOLOMON-PAGE GROUP LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                51-0353012
--------------------------------------------------------------------------------
    (State or other jurisdiction of            (IRS Employer Identification
    incorporation or organization                       Number)


              1140 Avenue of the Americas, New York, New York 10036
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)     (Zip Code)

       Registrant's telephone number, including area code: (212) 403-6100
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

                         Common Stock Purchase Warrants


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold on December 17, 1999 was approximately $5,093,064. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At January 20, 2000, there were outstanding 4,153,948 shares of the Registrant's Common Stock, $.001 par value.

                                     PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Receivable Allowances - The Company records allowances against accounts receivable, based on historical experience to estimate losses due to placed candidates not fulfilling the terms of the search agreement or not remaining in employment for the Company's guarantee period which generally ranges from 30 to 120 days but may extend up to one year. Losses from bad debts are charged to expense and losses related to contract fulfillment are charged to revenue. The Company recognizes a loss on receivables when placed candidates do not fulfill the terms of search agreement or for not remaining in employment for the guarantee period.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of evaluating this SAB and the effect it will have on our future consolidated financial statements and future revenue recognition policy.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SOLOMON-PAGE GROUP LTD.


Dated August 21, 2000                          By /s/ Lloyd Solomon
                                                  ------------------------------
                                                  Lloyd Solomon
                                                  Vice Chairman
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                      Title                        Date


/s/ Herbert Solomon              Chairman of the Board          August 21, 2000
-----------------------------    and Director
Herbert Solomon


/s/ Lloyd Solomon                Vice Chairman of the Board,    August 21, 2000
-----------------------------    Chief Executive Officer
Lloyd Solomon                    and Director (Principal
                                 Executive Officer)


/s/ Scott Page                   President and Director         August 21, 2000
-----------------------------
Scott Page


/s/ Eric M. Davis                Vice President - Finance,      August 21, 2000
-----------------------------    Chief Financial Officer and
Eric M. Davis                    Director (Principal Financial
                                 and Accounting Officer)

*                                Director                       August 21, 2000
-----------------------------
Edward Ehrenberg


*                                Director                       August 21, 2000
-----------------------------
Joel A. Klarreich


              /s/ Eric M. Davis
              ----------------------
              * By:  Eric M. Davis
               Attorney-in-Fact